Form 10-Q
period 1998-06-30
CELLNET FUNDING LLC
filed 1998-08-14
CIK 1068113

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                          COMMISSION FILE NUMBER:  000-21409

                               CELLNET FUNDING, L.L.C.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                           94-3298620
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)


                                  125 Shoreway Road
                            San Carlos, California  94070
             (Address of principal executive offices, including zip code)

                                    (650) 508-6000
                 (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES /X/   NO / /

     As of August 10, 1998, one share of Common Limited Liability Company Securities was issued and outstanding, which is beneficially owned by CellNet Data Systems, Inc., and 4,400,000 shares of 7% Exchangeable Limited Liability Company Preferred Securities were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS
                                        INDEX


                                                                                                     PAGE
PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     Item 1.   Financial Statements (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

                    Condensed Balance Sheet--As of June 30, 1998 . . . . . . . . . . . . . . . . . . . .3

                    Condensed Statements of Operations--Period May 13 (inception) to June 30, 1998 . . .4

                    Condensed Statements of Cash Flows--Period May 13 (inception) to June 30, 1998 . . .5

                    Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . . . .6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations . .8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . 13

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

     Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . 13

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


                            PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                               CELLNET FUNDING, L.L.C.

                               CONDENSED BALANCE SHEET
                                   (in thousands)

                                                                    JUNE 30,
                                                                     1998
                                                                 --------------
ASSETS:

Investment in Parent Preferred Stock . . . . . . . . . . . .       $    93,500
Restricted cash (Note 2) . . . . . . . . . . . . . . . . . .            21,539
                                                                   -----------
        Total assets . . . . . . . . . . . . . . . . . . . .       $   115,039
                                                                   -----------
                                                                   -----------
LIABILITIES AND STOCKHOLDER'S DEFICIT
Accrued dividends. . . . . . . . . . . . . . . . . . . . . .       $       899
Payable to Parent. . . . . . . . . . . . . . . . . . . . . .               612
Mandatorily redeemable preferred securities (Note 2) . . . .           105,979
STOCKHOLDER'S DEFICIT:
Common limited liability security outstanding  . . . . . . .                10
Additional paid-in capital . . . . . . . . . . . . . . . . .             8,341
Accumulated deficit. . . . . . . . . . . . . . . . . . . . .              (802)
                                                                   -----------
    Total stockholder's deficit. . . . . . . . . . . . . . .             7,549
                                                                   -----------
Total liabilities and stockholder's deficit. . . . . . . . .       $   115,039
                                                                   -----------
                                                                   -----------



              See accompanying notes to condensed financial statements.

                               CELLNET FUNDING, L.L.C.

                          CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                For the period
                                                                 May 13, 1998
                                                                 (inception)
                                                                   through
                                                                 June 30, 1998
                                                                 -------------
Interest Income. . . . . . . . . . . . . . . . . . . . . . .           $136
Dividends and accretion on preferred securities. . . . . . .           (938)
                                                                 ----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .          $(802)
                                                                 ----------
                                                                 ----------



              See accompanying notes to condensed financial statements.

                               CELLNET FUNDING, L.L.C.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                                           For the period
                                                                                            May 13, 1998
                                                                                             (inception)
                                                                                               through
                                                                                            June 30, 1998
                                                                                            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     (802)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Accretion on preferred securities. . . . . . . . . . . . . . . . . . . . . . .               39
Changes in:
        Accrued dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              899
        Interest income receivable . . . . . . . . . . . . . . . . . . . . . . . . .             (136)
                                                                                            ---------
          Net cash used for operating activities . . . . . . . . . . . . . . . . . .              -
                                                                                            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Parent preferred stock . . . . . . . . . . . . . . . . . . . . . . . .          (93,500)
  Increase in restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (21,403)
                                                                                            ---------
    Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . .         (114,903)
                                                                                            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred securities . . . . . . . . . . . . . . . . . .          105,940
  Proceeds from sale of common liability security. . . . . . . . . . . . . . . . .                 10
  Additional paid-in capital from Parent . . . . . . . . . . . . . . . . . . . . . .            8,341
  Payable to Parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              612
                                                                                            ---------
      Net cash provided by financing activities. . . . . . . . . . . . . . . . . . .          114,903
                                                                                            ---------
NET CHANGE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -
CASH, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -
                                                                                            ---------
CASH, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      -
                                                                                            ---------
                                                                                            ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      -
                                                                                            ---------
                                                                                            ---------
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      -
                                                                                            ---------
                                                                                            ---------




              See accompanying notes to condensed financial statements.

                               CELLNET FUNDING, L.L.C.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     (UNAUDITED)

1.   BASIS OF PRESENTATION

     CellNet Funding, L.L.C. ("Funding") is a special purpose limited liability company formed under the laws of the State of Delaware on May 13, 1998 as a wholly-owned subsidiary of CellNet Data Systems, Inc. (the "Company" or "CellNet"). Funding exists for the exclusive purposes of issuing its Preferred Securities (see Note 2), investing the proceeds of the sale thereof in the Company's preferred stock and restricted cash and engaging in those other activities necessary or incidental thereto. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals Funding considers necessary for fair presentation of Funding's financial position as of June 30, 1998 and the results of operations and cash flows for the period from May 13, 1998 (inception) through June 30, 1998. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the year ended December 31, 1997. Operating results for the period May 13, 1998 (inception) through June 30, 1998 are not necessarily indicative of the results that may be expected for the period
May 13, 1998 (inception) through December 31, 1998.


2.   MANDATORILY REDEEMABLE PREFERRED SECURITIES

     During May 1998, Funding completed the sale of Preferred Securities for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,940,000. The recorded amount of the Preferred Securities will fully accrete to the face value of $110,000,000 on June 1, 2010. The restricted cash at June 30, 1998 of approximately $21,539,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which were placed in escrow upon the closing of the offering of the Preferred Securities. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through September 1, 2001.

     The Preferred Securities consist of 4,400,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, commencing September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet common stock, at the option of Funding. The Preferred Securities are exchangeable at any time prior to June 1, 2010, at the option of the holders, into CellNet common stock, at a rate of 1.8328 shares of common stock per Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Preferred Securities must be automatically exchanged for common stock of the Company at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, the "Written Action") of the Company's common stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending prior to June 1 of the indicated year: 170% prior to June 1, 1999; 160% from June 1, 1999 through June 1, 2000; and 150% from June 2, 2000 up to and prior to June 1, 2001. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

     Pursuant to and to the extent set forth in the guarantee of the Preferred Securities (the "Guarantee") by the Company for the benefit of the holders of Preferred Securities, CellNet has agreed to pay in full to the holders of the Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments (the "Guarantee Payments"), without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Preferred Securities, to the extent Funding has sufficient funds legally available thereof, (ii) the redemption price, with respect to any Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor and (b) the amount of assets of Funding remaining for distribution to holders of Preferred Securities upon the liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of the Company.

     On May 19, 1998, after the investment in Treasury Strips, Funding applied the remaining net proceeds from the offering of the Preferred Securities together with other capital contributed by CellNet to purchase $93,500,000 of CellNet Data Systems, Inc. Preferred Stock (the "CellNet Preferred Stock") which pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of common stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of common stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS SECTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, INFORMATION WITH REGARD TO FUNDING'S FINANCING ACTIVITIES AND THE PAYMENT OF DIVIDENDS ON ITS SECURITIES. FUNDING'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AND THE VARIATIONS MAY BE MATERIAL AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. AS A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC. WITH NO INDEPENDENT OPERATIONS, FUNDING'S SUCCESS IS ENTIRELY DEPENDENT ON THE SUCCESS OF IT PARENT, AND ACCORDINGLY, REFERENCE MUST ALSO BE MADE TO THE RISK FACTORS AND OTHER CAUTIONARY STATEMENTS SET FORTH IN CELLNET DATA SYSTEM'S ANNUAL REPORT ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     CellNet Funding, L.L.C. ("Funding") is a special purpose limited liability company formed under the laws of the State of Delaware on May 13, 1998 as a wholly-owned subsidiary of CellNet Data Systems, Inc. ("CellNet" or the "Company"). Funding has no independent operations and exists for the exclusive purposes of issuing exchangeable preferred securities, investing the proceeds of the sale thereof and engaging in other activities necessary or incidental thereto. During May 1998, Funding completed the sale of 7% Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities") for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,940,000.

     The Preferred Securities consist of 4,400,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, commencing September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet common stock, at the option of Funding. The Preferred Securities are exchangeable at any time prior to June 1, 2010, at the option of the holders, into CellNet common stock, at a rate of 1.8328 shares of common stock per Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Preferred Securities must be automatically exchanged for common stock of the Company at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, the "Written Action") of the Company's common stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending prior to June 1 of the indicated year: 170% prior to June 1, 1999; 160% from June 1, 1999 through June 1, 2000; and 150% from June 2, 2000 up to and prior to June 1, 2001. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

     Pursuant to and to the extent set forth in the guarantee of the Preferred Securities (the "Guarantee") by the Company for the benefit of the holders of Preferred Securities, CellNet has agreed to pay in full to the holders of the Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments, without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Preferred Securities, to the extent Funding has sufficient funds legally available thereof, (ii) the redemption price, with respect to any Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor and (b) the amount of assets of Funding remaining for distribution to holders of Preferred Securities upon the liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of the Company.

     The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

RESULTS OF OPERATIONS

     Funding is a wholly-owned finance subsidiary of CellNet, has no independent operations, and exists for the purposes of issuing Preferred Securities and investing the proceeds from the sale thereof and engaging in other activities necessary or incidental thereto. The restricted cash at June 30, 1998 of approximately $21,539,000 includes a portion of the proceeds of the offering of Preferred Securities which are designated for the payment of cash dividends through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which were placed in escrow upon the closing of the offering of the Preferred Securities. During the period of inception of Funding through June 30, 1998, Funding earned $136,000 of interest on the amounts invested in Treasury Strips and incurred $938,000 of dividend expense and accretion on the Preferred Securities, for an aggregate net loss of $802,000. Funding expects that dividend expenses will be approximately $1.9 million per quarter, absent conversions or redemptions of the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

     During May 1998, Funding completed the sale of Preferred Securities for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,940,000. The amount recorded as equity for the Preferred Securities will fully accrete to the face value of $110,000,000 on June 1, 2010.

     The restricted cash at June 30, 1998 of approximately $21,539,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in Treasury Strips which were placed in escrow upon the closing of the offering of the Preferred Securities. On May 19, 1998, after the investment in Treasury Strips, Funding applied the remaining net proceeds from the offering of the Preferred Securities together with other capital contributed by CellNet to purchase $93,500,000 of CellNet Preferred Stock (the "CellNet Preferred Stock") which pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of common stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of common stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010.

     The Preferred Securities bear a cumulative dividend at the rate of 7% per annum which must be paid quarterly in arrears each March 1, June 1, September 1 and December 1, commencing September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet common stock, at the option of Funding. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through September 1, 2001.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     FUNDING IS A WHOLLY-OWNED FINANCE SUBSIDIARY OF CELLNET, HAS NO INDEPENDENT OPERATIONS AND EXISTS FOR THE PURPOSES OF ISSUING PREFERRED SECURITIES AND INVESTING THE PROCEEDS FROM THE SALE THEREOF AND ENGAGING IN OTHER ACTIVITIES NECESSARY OR INCIDENTAL THERETO. THE SUCCESS OF FUNDING IS COMPLETELY DEPENDENT UPON THE SUCCESS OF CELLNET, AND ACCORDINGLY, REFERENCE MUST BE MADE TO THE RISK FACTORS AND OTHER CAUTIONARY STATEMENTS SET FORTH IN CELLNET'S ANNUAL REPORT ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

NO OPERATIONS OF FUNDING

     Funding, the issuer of the Preferred Securities, is a special purpose subsidiary of CellNet which is a newly formed Delaware limited liability company with no operations or assets other than the CellNet Preferred Stock and Treasury Strips which were purchased with the proceeds of the offering of the Preferred Securities. Funding will have no other funds to pay cash dividends. In order to pay subsequent dividends, Funding will be dependent on CellNet (i) to distribute cash dividends in respect of the CellNet Preferred Stock (which distribution is restricted by the terms of the indenture governing the 1997 Notes) (the "Indenture")), (ii) provide to Funding funds or (iii) issue to Funding common stock (which is required by the terms of the CellNet Preferred Stock). Funding's assets will consist almost entirely of its interest in the CellNet Preferred Stock and the Treasury Strips.

NO PRACTICAL BENEFIT TO HOLDERS FROM THE GUARANTEE

     CellNet will guarantee the payment in full to the holders of the Preferred Securities of (i) accrued and unpaid dividends on the Preferred Securities, if and only to the extent Funding has funds sufficient and legally available therefor to make such payment, (ii) the redemption price with respect to the Preferred Securities redeemed, if and only to the extent Funding has funds sufficient and legally available therefor to make such payment and (iii) upon a voluntary termination or involuntary dissolution, winding-up or termination of Funding (other than in connection with a redemption of all of the Preferred Securities), the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment, to the extent Funding has funds sufficient and legally available therefor to make such payment, and (b) the amount of assets of Funding remaining available for distribution to holders of the Preferred Securities upon liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of CellNet.

     Because the obligations supported by the Guarantee are limited by the amount of the funds in Funding, if CellNet were to default on its obligation to pay amounts payable on the CellNet Preferred Stock, Funding would lack available funds for the payment of dividends or amounts payable on redemption of the Preferred Securities or otherwise, and, in such event, holders of the Preferred Securities would not be able to rely upon the Guarantee for payment of such amounts. In addition, upon the initiation of any proceedings by or against Funding under bankruptcy, insolvency or similar laws, or upon the occurrence of certain other events, funds held by Funding may not be legally available for distribution to the holders of the Preferred Securities and the holders would then not be able to rely on the Guarantee for payment of such amounts.

     Because the obligations supported by the Guarantee are limited to the amount of the funds held by Funding that are legally available to make the payments described above and because the Guarantee is subordinated to CellNet's existing and future obligations not expressly subordinated to the Guarantee, the Guarantee is of no practical benefit to holders of the Preferred Securities.

RANKING OF CELLNET PREFERRED STOCK; PRIOR PAYMENT OBLIGATIONS OF CELLNET; UNCERTAINTY OF REDEMPTION

     The CellNet Preferred Stock will be subordinated to all existing and future indebtedness and other liabilities of CellNet, and will, with respect to dividend distributions and distributions upon the liquidation, winding-up or dissolution of CellNet, rank senior to all common stock and senior to or PARI PASSU with all other capital stock of CellNet. There are no terms in the CellNet Preferred Stock, the Preferred Securities or the Guarantee that limit CellNet's ability to incur additional indebtedness or issue PARI PASSU preferred stock. As of June 30, 1998, the Company had approximately $291.7 million of indebtedness outstanding and no preferred stock outstanding other than the CellNet Preferred Stock issued to Funding. CellNet has authorized the issuance of up to 15 million shares of preferred stock. The Indenture permits CellNet to incur substantial additional indebtedness and issue additional preferred stock. Any new indebtedness incurred by CellNet, any securities issued to refinance existing indebtedness and any future issuances of new series of CellNet preferred stock may prohibit or restrict the redemption of the CellNet Preferred Stock for cash, thus effectively prohibiting or restricting Funding's ability to redeem the Preferred Securities for cash.

RISK FACTORS RELATED TO CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

     PARTNERSHIP STATUS

     Funding's ability to pay dividends on Preferred Securities depends, in part, on the classification and treatment of Funding as a partnership for federal income tax purposes. Assuming the accuracy of certain factual matters as to which Funding has made representations, counsel is of the opinion that, under current law, Funding will be classified and treated as a partnership for federal income tax purposes. No ruling from the Internal Revenue Service (the "IRS") as to such classification or treatment has been or is expected to be requested. Instead, Funding intends to rely on such opinion of counsel (which is not binding on the IRS).

     If Funding were classified or treated as an association taxable as a corporation for federal income tax purposes, Funding would pay tax on its income at corporate rates (currently a maximum 35% federal rate), distributions would generally be taxed again to the holders of Preferred Securities as corporate distributions, and no income, gains, losses or deductions would flow through to the holders of Preferred Securities. Because a tax would be imposed upon Funding as an entity, the cash available for distribution to the holders of Preferred Securities would be substantially reduced. Classification or treatment of Funding as an association taxable as a corporation or otherwise as a taxable entity would result in a material reduction in the anticipated cash flow and after-tax return of the holders of Preferred Securities and thus would likely result in a substantial reduction in the value of Preferred Securities.

     FUNDING ALLOCATIONS

     It is possible that a holder of Preferred Securities may receive allocations of taxable income without matching cash distributions. Furthermore, a holder who disposes of Preferred Securities between record dates for dividends may be required pursuant to Funding's method of allocation to include its pro rata share of Funding's income (and deductions) through the end of the applicable fiscal period in which such disposition occurs in the holder's calculation of taxable income (and to add such amount to (or subtract such amount from) the adjusted tax basis in the holder's Preferred Securities) without receiving the dividend for the quarter in which such disposition occurs. Furthermore, certain allocation methods used by Funding may be challenged by the IRS, which may result in greater tax liability to holders of Preferred Securities during their period of ownership or upon disposition.

     DISPOSITION OF PREFERRED SECURITIES

     A holder that sells Preferred Securities will recognize gain or loss equal to the difference between the amount realized and its adjusted tax basis in such Preferred Securities. Thus, prior Funding distributions in excess of cumulative net taxable income in respect of Preferred Securities which decreased a holder's tax basis in such Preferred Securities will, in effect, become taxable income or gain if the Preferred Securities are sold at a price greater than the holder's tax basis in such Preferred Securities, even if the price is less than such holder's original cost. To the extent the selling price is less than the holder's adjusted tax basis, a holder will recognize a capital loss. Subject to certain limited exceptions, capital losses cannot be applied to offset ordinary income for United States federal income tax purposes.

LIMITED VOTING RIGHTS

     Generally, holders of the Preferred Securities do not have any voting rights. However, the vote of a majority of the Preferred Securities is required to approve any amendment to the Operating Agreement governing Funding or any proposed action by Funding that would (i) have a material adverse effect on the powers, preferences or special rights of the holders of the Preferred Securities or (ii) cause the dissolution, winding-up or termination of Funding. The approval of the holders of a majority of the CellNet Preferred Stock is required to approve any change to CellNet's charter or any proposed action by CellNet that would (i) have a material adverse effect on the powers, preferences or special rights of the holder of the CellNet Preferred Stock or (ii) cause the dissolution, winding-up or termination of Funding. Funding is expected to be the sole holder of the CellNet Preferred Stock. Funding has agreed not to grant such approval without the consent of the holders of a majority of the Preferred Securities then outstanding.

ANTI-TAKEOVER PROVISIONS

     The Board of Directors of CellNet, without further stockholder approval, can issue preferred shares with dividend, liquidation, conversion, voting, exchange or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of CellNet. In addition, the Company is, and will continue to be, subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of the Company. Furthermore, upon a change of control, the holders of substantially all of the Company's outstanding indebtedness are entitled, at their option, to be repaid in cash and the holders of CellNet's preferred stock may, at their option, require CellNet to redeem their shares for cash. Such provisions may have the effect of delaying or preventing changes in control or management of the Company. All of these factors could materially adversely affect the price of the Preferred Securities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.


                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.


ITEM 2.   CHANGES IN SECURITIES

     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 20, 1998, CellNet authorized the formation of Funding, and authorized, empowered and directed the officers of CellNet, on behalf of Funding as Manager, to select and appoint the following officers of Funding:

          John M. Seidl       -    Chief Executive Officer, President

          Paul G. Manca       -    Chief Financial Officer

          David Perry         -    Vice President and Secretary


ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

              EXHIBIT NO.                     EXHIBIT TITLE
             -------------   ---------------------------------------------------
                 +4.1        Certificate of Incorporation of CellNet Data
                             Systems, Inc. filed on February 10, 1998.
                 +4.2        Bylaws of CellNet Data Systems, Inc.
                 *4.3        Certificate of Formation of CellNet Funding, L.L.C.
                             filed April 21, 1998 with the Secretary of State of
                             the State of Delaware.
                 *4.4        Form of Amended and Restated Limited Liability
                             Company Agreement of CellNet Funding, L.L.C., dated
                             as of May 13, 1998.
                 *4.6        Form of Guarantee Agreement, dated May, 1998,
                             between CellNet Data Systems, Inc. and CellNet
                             Funding, L.L.C..
                 *4.7        Form of Escrow and Security Agreement, dated May ,
                             1998, among CellNet Data Systems, Inc., CellNet
                             Funding, L.L.C. and The Bank of New York.
                 *4.8        Form of Written Action of the Manager of CellNet
                             Funding, L.L.C., dated as of May, 1998, with
                             respect to the terms of the 7% Exchangeable Limited
                             Liability Company Preferred Securities.
                 *4.9        Form of Certificate of Designation, Rights and
                             Preferences of the Preferred Stock Mandatorily
                             Redeemable 2010 of CellNet Data Systems, Inc.,
                             filed May 18, 1998 with the Secretary of State of
                             the State of Delaware.
                 *4.10       Specimen Certificate representing shares of
                             Preferred Stock of CellNet Data Systems, Inc.
                 *4.11       Specimen Certificate representing shares of
                             Preferred Securities of CellNet Funding, Inc.
                 27.1        Financial Data Schedule

---------------

+ Incorporated by reference to the Company's Report on Form 10-K filed on March 9, 1998.

* Incorporated by reference to the Company's Report on Form S-3 filed on April 23, 1998 (No. 333-50851).


     (b)  REPORTS OF FORM 8-K

          There have been no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CELLNET FUNDING, L.L.C.



Date:     August 12, 1998           By:         /s/  Paul G. Manca
                                       -----------------------------------------
                                                  Paul G. Manca
                                             CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                    EXHIBIT INDEX

               EXHIBIT NO.                    EXHIBIT TITLE
              ------------   --------------------------------------------------
                 +4.1        Certificate of Incorporation of CellNet Data
                             Systems, Inc. filed on February 10, 1998.
                 +4.2        Bylaws of CellNet Data Systems, Inc.
                 *4.3        Certificate of Formation of CellNet Funding,
                             L.L.C. filed April 21, 1998 with the Secretary of
                             State of the State of Delaware.
                 *4.4        Form of Amended and Restated Limited Liability
                             Company Agreement of CellNet Funding, L.L.C.,
                             dated as of May 13, 1998.
                 *4.6        Form of Guarantee Agreement, dated May, 1998,
                             between CellNet Data Systems, Inc. and CellNet
                             Funding, L.L.C..
                 *4.7        Form of Escrow and Security Agreement, dated
                             May 19, 1998, among CellNet Data Systems, Inc.,
                             CellNet Funding, L.L.C. and The Bank of New York.
                 *4.8        Form of Written Action of the Manager of CellNet
                             Funding, L.L.C., dated as of May, 1998, with
                             respect to the terms of the 7% Exchangeable
                             Limited Liability Company Preferred Securities.
                 *4.9        Form of Certificate of Designation, Rights and
                             Preferences of the Preferred Stock Mandatorily
                             Redeemable 2010 of CellNet Data Systems, Inc.,
                             filed May 18, 1998 with the Secretary of State of
                             the State of Delaware.
                 *4.10       Specimen Certificate representing shares of
                             Preferred Stock of CellNet Data Systems, Inc.
                 *4.11       Specimen Certificate representing shares of
                             Preferred Securities of CellNet Funding, Inc.
                 27.1        Financial Data Schedule

---------------

+ Incorporated by reference to the Company's Report on Form 10-K filed on March 9, 1998.

* Incorporated by reference to the Company's Report on Form S-3 filed on April 23, 1998 (No. 333-50851).