Form 10-Q
period 1998-09-30
CELLNET FUNDING LLC
filed 1998-11-13
CIK 1068113

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                                FOR THE TRANSITION PERIOD FROM TO
                                COMMISSION FILE NUMBER: 000-21409

                            ------------------------

                            CELLNET FUNDING, L.L.C.

             (Exact name of registrant as specified in its charter)

         DELAWARE                 94-3298620
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

                               125 SHOREWAY ROAD
                          SAN CARLOS, CALIFORNIA 94070
          (Address of principal executive offices, including zip code)

                                 (650) 508-6000
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /

    As of November 12, 1998, one share of Common Limited Liability Company Securities was issued and outstanding, which is beneficially owned by CellNet Data Systems, Inc., and 4,400,000 shares of 7% Exchangeable Limited Liability Company Preferred Securities were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     INDEX

                                                                                                             PAGE
                                                                                                           ---------
PART I. FINANCIAL INFORMATION............................................................................          3

     Item 1.     Financial Statements (Unaudited)........................................................          3

                 Condensed Balance Sheet--As of September 30, 1998.......................................          3

                 Condensed Statements of Operations--Three Months Ended September 30, 1998 and Period May          4
                 13, 1998 (inception) to September 30, 1998..............................................

                 Condensed Statements of Cash Flows--Period May 13, 1998 (inception) to September 30,              5
                 1998....................................................................................

                 Notes to Condensed Financial Statements.................................................          6

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...          8

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk..............................         12

PART II. OTHER INFORMATION...............................................................................         13

     Item 1.     Legal Proceedings.......................................................................         13

     Item 2.     Changes in Securities and Use of Proceeds...............................................         13

     Item 3.     Defaults upon Senior Securities.........................................................         13

     Item 4.     Submission of Matters to a Vote of Security Holders.....................................         13

     Item 5.     Other Information.......................................................................         13

     Item 6.     Exhibits and Reports on Form 8-K........................................................         13

SIGNATURE................................................................................................         14

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            CELLNET FUNDING, L.L.C.
                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                                     SEPTEMBER 30,
                                                                                                         1998
                                                                                                     -------------
ASSETS:
Investment in CellNet Preferred Stock..............................................................   $    95,957
Restricted cash (Note 2)...........................................................................        19,649
                                                                                                     -------------
Total assets.......................................................................................   $   115,606
                                                                                                     -------------
                                                                                                     -------------

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued dividends..................................................................................   $       642
Payable to Parent..................................................................................           612
Mandatorily Redeemable Preferred Securities (Note 2)...............................................   $   106,062

STOCKHOLDER'S EQUITY:
Common limited liability security outstanding......................................................   $        10
Additional paid-in capital.........................................................................         8,341
Accumulated deficit................................................................................           (61)
                                                                                                     -------------
  Total stockholder's equity.......................................................................         8,290
                                                                                                     -------------
Total liabilities and stockholder's equity.........................................................   $   115,606
                                                                                                     -------------
                                                                                                     -------------

           See accompanying notes to condensed financial statements.

                            CELLNET FUNDING, L.L.C.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       FOR THE
                                                                                                     PERIOD MAY
                                                                                                      13, 1998
                                                                                                     (INCEPTION)
                                                                                                       THROUGH
                                                                               THREE MONTHS ENDED   SEPTEMBER 30,
                                                                               SEPTEMBER 30, 1998       1998
                                                                               -------------------  -------------
Interest income..............................................................       $     291         $     427
Dividend income..............................................................           2,457             2,457
Dividends and accretion on preferred securities..............................          (2,007)           (2,945)
                                                                                      -------       -------------
Net loss.....................................................................       $    (741)        $     (61)
                                                                                      -------       -------------
                                                                                      -------       -------------

           See accompanying notes to condensed financial statements.

                            CELLNET FUNDING, L.L.C.

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        FOR THE
                                                                                                      PERIOD MAY
                                                                                                       13, 1998
                                                                                                      (INCEPTION)
                                                                                                        THROUGH
                                                                                                     SEPTEMBER 30,
                                                                                                         1998
                                                                                                     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................................................................   $       (61)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on preferred securities..................................................................           122
Changes in:
Accrued dividends..................................................................................           642
Interest income receivable.........................................................................          (398)
Dividend income receivable.........................................................................        (2,457)
                                                                                                     -------------
Net cash used for operating activities.............................................................        (2,152)
                                                                                                     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Parent preferred stock.................................................................       (93,500)
Restriction of cash associated with Treasury Strips................................................       (21,433)
Proceeds from maturity of restricted cash..........................................................         2,182
                                                                                                     -------------
Net cash used for investing activities.............................................................      (112,751)
                                                                                                     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred securities.....................................................       105,940
Proceeds from sale of common liability security....................................................            10
Additional paid-in capital from Parent.............................................................         8,341
Payable to Parent..................................................................................           612
                                                                                                     -------------
Net cash provided by financing activities..........................................................       114,903
                                                                                                     -------------

NET CHANGE IN CASH.................................................................................       --
CASH, beginning of period..........................................................................       --
                                                                                                     -------------
CASH, end of period................................................................................   $   --
                                                                                                     -------------
                                                                                                     -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.............................................................................   $   --
                                                                                                     -------------
                                                                                                     -------------
Cash paid for income taxes.........................................................................   $   --
                                                                                                     -------------
                                                                                                     -------------

           See accompanying notes to condensed financial statements.

                            CELLNET FUNDING, L.L.C.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    CellNet Funding, L.L.C. ("Funding") is a special purpose limited liability company formed under the laws of the State of Delaware on May 13, 1998 as a wholly-owned subsidiary of CellNet Data Systems, Inc. (the "Company" or "CellNet"). Funding exists for the exclusive purposes of issuing its Preferred Securities (see Note 2), investing the proceeds of the sale thereof in the Company's preferred stock and restricted cash and engaging in those other activities necessary or incidental thereto. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals considered necessary for a fair presentation of Funding's financial position as of September 30, 1998 and the results of operations and cash flows for the three months ended September 30, 1998 and the period from May 13, 1998 (inception) through September 30, 1998. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the year ended December 31, 1997. Operating results for the three months ended September 30, 1998 and the period May 13, 1998 (inception) through September 30, 1998 are not necessarily indicative of the results that may be expected for the period May 13, 1998 (inception) through December 31, 1998.

2. MANDATORILY REDEEMABLE PREFERRED SECURITIES

    During May 1998, Funding completed the sale of Preferred Securities for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,940,000. The recorded amount of the Preferred Securities will fully accrete to the face value of $110,000,000 on June 1, 2010. The restricted cash at September 30, 1998 of approximately $19,649,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which were placed in escrow upon the closing of the offering of the Preferred Securities. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through September 1, 2001.

    The Preferred Securities consist of 4,400,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, and commenced September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet common stock, at the option of Funding. The first dividend payment was made on September 1, 1998 in the amount of $2,182,000.

    The Preferred Securities are exchangeable at any time prior to June 1, 2010, at the option of the holders, into CellNet common stock, at a rate of 1.8328 shares of common stock per Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Preferred Securities must be automatically exchanged for common stock of the Company at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, the "Written Action") of the Company's common stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending prior to June 1 of the indicated year: 170% prior to June 1, 1999; 160% from June 1, 1999 through June 1, 2000; and 150% from June 2, 2000 up to and prior to June 1, 2001. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the

                            CELLNET FUNDING, L.L.C.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

2. MANDATORILY REDEEMABLE PREFERRED SECURITIES (CONTINUED) liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

    Pursuant to and to the extent set forth in the guarantee of the Preferred Securities (the "Guarantee") by the Company for the benefit of the holders of Preferred Securities, CellNet has agreed to pay in full to the holders of the Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments (the "Guarantee Payments"), without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Preferred Securities, to the extent Funding has sufficient funds legally available therefor, (ii) the redemption price, with respect to any Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor and (b) the amount of assets of Funding remaining for distribution to holders of Preferred Securities upon the liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of the Company.

    On May 19, 1998 Funding applied $93,500,000, 85% of the net proceeds from the offering of the Preferred Securities, to purchase $93,500,000 of CellNet Data Systems, Inc. Preferred Stock (the "CellNet Preferred Stock") which pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of the Company's common stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of Company common stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS SECTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, INFORMATION WITH REGARD TO FUNDING'S FINANCING ACTIVITIES AND THE PAYMENT OF DIVIDENDS ON ITS SECURITIES. FUNDING'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. AS A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC. WITH NO INDEPENDENT OPERATIONS, FUNDING'S SUCCESS IS ENTIRELY DEPENDENT ON THE SUCCESS OF ITS PARENT, AND ACCORDINGLY, REFERENCE MUST ALSO BE MADE TO THE RISK FACTORS AND OTHER CAUTIONARY STATEMENTS SET FORTH IN CELLNET DATA SYSTEMS' ANNUAL REPORT ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

    CellNet Funding, L.L.C. ("Funding") is a special purpose limited liability company formed under the laws of the State of Delaware on May 13, 1998 as a wholly-owned subsidiary of CellNet Data Systems, Inc. ("CellNet" or the "Company"). Funding has no independent operations and exists for the exclusive purposes of issuing 7% Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities"), investing the proceeds of the sale thereof and engaging in other activities necessary or incidental thereto. During May 1998, Funding completed the sale of Preferred Securities for gross proceeds of $110.0 million. Net proceeds from the offering, after offering costs, were approximately $105.9 million.

    The Preferred Securities consist of 4,400,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, and commenced September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet common stock, at the option of Funding. The Preferred Securities are exchangeable at any time prior to June 1, 2010, at the option of the holders, into CellNet common stock, at a rate of 1.8328 shares of common stock per Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Preferred Securities must be automatically exchanged for common stock of the Company at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, the "Written Action") of the Company's common stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending prior to June 1 of the indicated year: 170% prior to June 1, 1999; 160% from June 1, 1999 through June 1, 2000; and 150% from June 2, 2000 up to and prior to June 1, 2001. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

    Pursuant to and to the extent set forth in the guarantee of the Preferred Securities (the "Guarantee") by the Company for the benefit of the holders of Preferred Securities, CellNet has agreed to pay in full to the holders of the Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments, without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Preferred Securities, to the extent Funding has sufficient funds legally available thereof, (ii) the redemption price, with respect to any Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor and (b) the amount of assets of Funding remaining for distribution to holders of Preferred Securities upon the liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of the Company.

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

RESULTS OF OPERATIONS

    Funding is a wholly-owned finance subsidiary of CellNet, has no independent operations, and exists for the purposes of issuing Preferred Securities and investing the proceeds from the sale thereof and engaging in other activities necessary or incidental thereto. The restricted cash at September 30, 1998 of approximately $19.6 million includes a portion of the proceeds of the offering of Preferred Securities which are designated for the payment of cash dividends through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips ("Treasury Strips") which were placed in escrow upon the closing of the offering of the Preferred Securities. For the three months ended September 30, 1998, Funding earned interest on the amounts invested in Treasury Strips of $291,000 and accrued dividends on the CellNet Preferred Stock of approximately $2.5 million (which will be paid in additional shares of CellNet Preferred Stock). For the three months ended September 30, 1998, Funding incurred $2.0 million in dividend expense and accretion on the Preferred Securities, for an aggregate net loss of $741,000. During the period of inception of Funding through September 30, 1998, Funding earned $427,000 of interest on the amounts invested in Treasury Strips, accrued dividend income of $2.5 million on the CellNet Preferred Stock and incurred $2.9 million of dividend expense and accretion on the Preferred Securities, for an aggregate net loss of $61,000. Funding expects the dividend income to be approximately $1.6 million per quarter, absent conversions or redemption of the CellNet Preferred Stock. Funding expects that dividend expenses will be approximately $1.9 million per quarter, absent conversions or redemptions of the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

    During May 1998, Funding completed the sale of Preferred Securities for gross proceeds of $110.0 million. Net proceeds from the offering, after offering costs, were approximately $105.9 million. The amount recorded as equity for the Preferred Securities will fully accrete to the face value of $110.0 million on June 1, 2010.

    The restricted cash at September 30, 1998 of approximately $19.6 million includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in Treasury Strips which were placed in escrow upon the closing of the offering of the Preferred Securities. On May 19, 1998, Funding applied $93.5 million, 85% of the net proceeds from the offering of the Preferred Securities, to purchase $93.5 million of CellNet Preferred Stock (the "CellNet Preferred Stock") which pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of common stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of common stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010.

    The Preferred Securities bear a cumulative dividend at the rate of 7% per annum which must be paid quarterly in arrears each March 1, June 1, September 1 and December 1, and commenced September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet common stock, at the option of Funding. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through September 1, 2001. Funding paid its first dividend in the aggregate amount of $2.2 million on September 1, 1998.

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

    NO OPERATIONS OF FUNDING

    Funding, the issuer of the Preferred Securities, is a special purpose subsidiary of CellNet which is a newly formed Delaware limited liability company with no operations or assets other than the CellNet Preferred Stock and Treasury Strips which were purchased with the proceeds of the offering of the Preferred Securities. Funding will have no other funds to pay cash dividends. In order to pay subsequent dividends, Funding will be dependent on CellNet (i) to distribute cash dividends in respect of the CellNet Preferred Stock (which distribution is restricted by the terms of the indenture governing the 1997 Notes (the "Indenture")), (ii) provide to Funding funds, or (iii) issue to Funding common stock (which is required by the terms of the CellNet Preferred Stock). Funding's assets will consist almost entirely of its interest in the CellNet Preferred Stock and the Treasury Strips.

    NO PRACTICAL BENEFIT TO HOLDERS FROM THE GUARANTEE

    CellNet will guarantee the payment in full to the holders of the Preferred Securities of (i) accrued and unpaid dividends on the Preferred Securities, if and only to the extent Funding has funds sufficient and legally available therefor to make such payment, (ii) the redemption price with respect to the Preferred Securities redeemed, if and only to the extent Funding has funds sufficient and legally available therefor to make such payment, and (iii) upon a voluntary termination or involuntary dissolution, winding-up or termination of Funding (other than in connection with a redemption of all of the Preferred Securities), the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment, to the extent Funding has funds sufficient and legally available therefor to make such payment, and (b) the amount of assets of Funding remaining available for distribution to holders of the Preferred Securities upon liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of CellNet.

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

    RANKING OF CELLNET PREFERRED STOCK; PRIOR PAYMENT OBLIGATIONS OF CELLNET;
     UNCERTAINTY OF REDEMPTION

    The CellNet Preferred Stock will be subordinated to all existing and future indebtedness and other liabilities of CellNet, and will, with respect to dividend distributions and distributions upon the liquidation, winding-up or dissolution of CellNet, rank senior to all common stock and senior to or PARI PASSU with all other capital stock of CellNet. There are no terms in the CellNet Preferred Stock, the Preferred Securities or the Guarantee that limit CellNet's ability to incur additional indebtedness or issue PARI PASSU preferred stock. As of September 30, 1998, the Company had approximately $303.9 million of senior indebtedness outstanding and no preferred stock outstanding other than the CellNet Preferred Stock issued to Funding. CellNet has authorized the issuance of up to 15 million shares of preferred stock. The Indenture permits CellNet to incur substantial additional indebtedness and issue additional preferred stock. Any new indebtedness incurred by CellNet, any securities issued to refinance existing indebtedness and any future issuances of new series of CellNet preferred stock may prohibit or restrict the redemption of the CellNet Preferred Stock for cash, thus effectively prohibiting or restricting Funding's ability to redeem the Preferred Securities for cash.

    CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NO.  EXHIBIT TITLE
-----------  ----------------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule

    (b) Reports of Form 8-K

    There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CELLNET FUNDING, L.L.C.

Date: November 12, 1998                       By:                     /s/ PAUL G. MANCA
                                                         ------------------------------------------
                                                                        Paul G. Manca
                                                                   CHIEF FINANCIAL OFFICER
                                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                          OFFICER)