Form 10-K405
period 1998-12-31
CELLNET FUNDING LLC
filed 1999-03-31
CIK 1068113

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark
 One)  /X/ Annual Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                                       OR

      /  / Transition Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period from to

                        Commission File Number 000-21409

                              CELLNET FUNDING, LLC

             (Exact name of registrant as specified in its charter)

            Delaware                                      94-3298620
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                  Identification Number)


                 125 Shoreway Road, San Carlos, California 94070
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 508-6000
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act
           EXCHANGEABLE LIMITED LIABILITY COMPANY PREFERRED SECURITIES,
                           $25 Liquidation Preference
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     There are 4,400,000 outstanding 7% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable June 1, 2010 (the "Redeemable Preferred Securites"). No affiliates of CellNet Data Systems, Inc. or
CellNet Funding, LLC currently holds any Redeemable Preferred Securities.

     All of the issued and outstanding common securities of CellNet Funding, LLC are owned by CellNet Data Systems, Inc.

                                                                                                    Page
PART I
         Item 1.     Business                                                                         3
         Item 2.     Properties                                                                       4
         Item 3.     Legal Proceedings                                                                4
         Item 4.     Submission of Matters to a Vote of Security Holders                              4

PART II
         Item 5.     Market for Registrant's Common Equity and Related Stockholder
                     Matters                                                                          5
         Item 6.     Selected Financial Data                                                          6
         Item 7.     Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            7
         Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                       8
         Item 8.     Financial Statements and Supplementary Data                                      9
         Item 9.     Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                                        19

PART III
         Item 10.    Directors and Executive Officers of the Registrant                              19
         Item 11.    Executive Compensation                                                          20
         Item 12.    Security Ownership of Certain Beneficial Owners and Management                  20
         Item 13.    Certain Relationships and Related Transactions.                                 20

PART IV
         Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.                20

SIGNATURES                                                                                           22

                                     PART I

ITEM 1. BUSINESS

     THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FUNDING'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" UNDER "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE" AND ELSEWHERE IN THIS REPORT.

GENERAL

     CellNet Funding, LLC ("Funding") is a special purpose limited liability company formed on April 21, 1998 under the laws of the State of Delaware. Funding's principal executive offices are located at 125 Shoreway Road, San Carlos, California 94070. All of the common securities of Funding (the "Common Securities") are owned by CellNet Data Systems, Inc. ("CellNet"). CellNet is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. CellNet's Commission File Number is 0-21409.

     Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Funding, dated as of May 13, 1998 (the "LLC Agreement"), Funding was formed solely for the purposes of: (i) issuing limited liability interests of Funding, (ii) using at least 85% of the net proceeds of such issuances together with related capital contributions to purchase shares of preferred stock of CellNet ("CellNet Preferred Stock") in a private placement, (iii) investing 15% of the proceeds from its offering of Preferred Securities in U.S. Treasury securities ("Treasury Strips"), to be held in escrow in an amount sufficient to fund the cash payments of the first twelve quarterly dividends on Funding's preferred securities (the "Redeemable Preferred Securities"), and (iv) entering into, making and performing all contracts and other undertakings, and taking any and all actions to or for the furtherance of the purposes of Funding. Unless previously dissolved, Funding's term will continue until December 31, 2050.

     CellNet is the sole member of Funding that holds common securities. CellNet is also the Manager of Funding, and as such, manages the business and affairs of Funding. CellNet does not receive any compensation for performing such management services. Additionally, all of Funding's administrative expenses, which are insignificant, are paid by CellNet.

     Funding does not manufacture or sell any products, does not provide any services to any party and does not intend to enter into any business, other than complying with its obligations under the Redeemable Preferred Securities and effecting the purposes as set forth in the LLC Agreement.

     For financial information about Funding, see the financial statements included in response to Items 6 and 8 of Part II of this Annual Report on Form 10-K.

KEY TRANSACTIONS DURING FISCAL 1998

     On May 13, 1998, Funding completed the sale of 4.4 million shares of its Redeemable Preferred Securities for gross proceeds of $110.0 million. On May 19, 1998, CellNet made a capital contribution of $8.3 million. Funding recorded the contribution as additional paid-in capital.

     On May 19, 1998, Funding used the proceeds from the registered offering of the Redeemable Preferred Securities, along with the capital contribution described above to purchase approximately $93.5 million of CellNet Preferred Stock and $21.4 million in Treasury Strips. The CellNet Preferred Stock cumulates dividends each March 1, June 1, September 1 and December 1, commencing on September 1, 1998 and through June 1, 2010 payable in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends on the CellNet Preferred Stock are payable in cash or shares of CellNet Common Stock or any combination of cash and shares of CellNet Common Stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of CellNet Common Stock at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. At the option of CellNet, the CellNet Preferred Stock is redeemable up to two business days prior to June 1, 2010.

ITEM 2. PROPERTIES

     At December 31, 1998, Funding's property consisted of: (i) Treasury Strips in the amount of approximately $18.0 million held in escrow to pay quarterly cash dividends on the Redeemable Preferred Securities; (ii) CellNet Preferred Stock in the amount of $93.5 million; and (iii) a receivable for preferred dividends earned on the CellNet Preferred Stock of approximately $4.1 million. Funding does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

     Funding is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITYHOLDER
        MATTERS.

     To date, all issued and outstanding Common Securities of Funding are held by CellNet. There exists no established public trading market for Funding's Common Securities. CellNet purchased the Common Securities on May 13, 1998 in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). Since the formation of Funding and CellNet's initial capital investment for the Common Securities, there have been no sales or transfers of Common Securities of Funding. No cash dividends have been declared on the Common Securities of Funding.

     On May 13, 1998, Funding completed a registered public offering of 4.4 million shares of the Redeemable Preferred Securities for an aggregate gross cash offering price of $110.0 million.

     The Redeemable Preferred Securities are mandatorily redeemable by Funding on June 1, 2010 at the liquidation preference of $25.00 per security, plus accrued and unpaid dividends. Dividends on the Redeemable Preferred Securities are cumulative at the rate of 7% per annum and are payable in cash through June 1, 2001 and, thereafter, in cash, shares of CellNet Common
Stock or some combination of cash and shares of CellNet Common Stock, at the option of Funding, provided that to the extent available, any dividend payment must be made with cash.

     Funding's Redeemable Preferred Securities trade on the Nasdaq National Market under the symbol "CNDSP." The following table sets forth, for the periods indicated, the range of the low and high sales prices for Funding's Redeemable Preferred Securities as reported on the Nasdaq National Market.

-------------------------------------------------------------------------------
                                                           HIGH          LOW
-------------------------------------------------------------------------------
Fiscal 1998
     Second Quarter (from May 15, 1998)                    $25.00        $22.50
     Third Quarter                                          23.25         16.00
     Fourth Quarter                                         17.13         12.00
-------------------------------------------------------------------------------

Fiscal 1999
     First Quarter (through March 29, 1999)                $19.50        $12.50
-------------------------------------------------------------------------------

     As of March 29, 1999, there was one holder of record of Funding's Redeemable Preferred Securities. On March 29, 1999, the last reported sale price on the Nasdaq National Market for the Funding's Redeemable Preferred Securities was $13.75. The market for Funding's Redeemable Preferred Securities is highly volatile.

     Effective August 15, 1998 and November 16, 1998, Funding declared cash dividends in the amount of $0.495833 and $0.4375 per Redeemable Preferred Security to holders of record at the close of business on August 15, 1998 and November 16, 1998, respectively, which were paid on September 1, 1998 and December 1, 1998, respectively. In accordance with their terms, the Redeemable Preferred Securities shall bear a cumulative dividend at the rate of 7% per annum. Such dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1. The dividend is payable in cash through June 1, 2001, and thereafter, in cash or shares of CellNet common stock, at the option of Funding. Funding's existing financing arrangements restrict the payment of any dividends other than those described above.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the period from April 21, 1998 (inception) to December 31, 1998 has been derived from the audited financial statements of Funding. The information set forth below should be read in conjunction with the financial statements of Funding and the notes thereto included elsewhere in this Annual Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           Period from
                                                                          April 21, 1998
                                                                          (inception) to
                                                                           December 31,
                                                                               1998
                                                                           --------------
                                                                           (in thousands)
Statement of Operations Data:
     Interest income                                                       $        687
     Dividend income from Parent preferred stock                                  4,106
                                                                           -------------
          Income before dividends and accretion on
           preferred securities                                                   4,793
     Dividends and accretion on preferred securities                             (4,951)
                                                                           -------------
           Net loss applicable to common member                            $       (158)
                                                                           -------------
                                                                           -------------

                                                                           December 31,
                                                                                1998
                                                                           -------------
                                                                           (in thousands)
Balance Sheet Data:
Dividends receivable from Parent                                           $      4,106
Investment in CellNet Preferred Stock                                            93,500
Restricted cash                                                                  17,984
Total assets                                                                    115,590
Accrued dividends payable to preferred security holders                             642
Payable to Parent                                                                   564
Mandatorily redeemable preferred securities                                     106,191
Total member's equity                                                             8,193

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Funding is a special purpose limited liability company formed under the laws of the State of Delaware on April 21, 1998 as a wholly-owned subsidiary of CellNet. Funding has no independent operations and exists for the exclusive purposes of selling the Redeemable Preferred Securities, investing the proceeds of the sale thereof and engaging in other incidental activities. During May 1998, Funding completed the sale of the Redeemable Preferred Securities for gross proceeds of $110.0 million. Net proceeds from the offering, after offering costs, were approximately $106.0 million.

     The Redeemable Preferred Securities consist of 4,400,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1, and commenced September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet Common Stock, at the option of Funding. The Redeemable Preferred Securities are exchangeable at any time prior to June 1, 2010, at the option of the holders, into CellNet Common Stock, at a rate of 1.8328 shares of Common Stock per Redeemable Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Redeemable Preferred Securities must be automatically exchanged for CellNet Common Stock at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, the "Written Action") of the CellNet Common Stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending on June 1 of the indicated year: 170% on or prior to June 1, 1999; 160% from June 2, 1999 through June 1, 2000; and 150% from June 2, 2000 through June 1, 2001. The Redeemable Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Redeemable Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Redeemable Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Redeemable Preferred Securities, together with accrued and unpaid dividends, if any.

     Pursuant to and to the extent set forth in the guarantee of the Redeemable Preferred Securities (the "Guarantee") by CellNet for the benefit of the holders of the Redeemable Preferred Securities, CellNet has agreed to pay in full to the holders of the Redeemable Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments, without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Redeemable Preferred Securities, to the extent Funding has sufficient funds legally available therefor, (ii) the redemption price, with respect to any Redeemable Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of
(a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Redeemable Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor, and (b) the amount of assets of Funding remaining for distribution to holders of the Redeemable Preferred Securities upon the liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of CellNet.

RESULTS OF OPERATIONS

     Funding is a wholly-owned subsidiary of CellNet, has no independent operations and exists for the exclusive purposes of selling the Redeemable Preferred Securities, investing the proceeds from the sale thereof and engaging in other incidental activities. The restricted cash at December 31, 1998 of $18.0 million includes a portion of the proceeds of the offering of the Redeemable Preferred Securities which are designated for the payment of cash dividends through June 1, 2001. Funding invested the restricted cash in Treasury Strips which were placed in escrow upon the closing of the offering of the Redeemable Preferred Securities. For the period of inception of Funding through December 31, 1998, Funding earned interest on the amounts invested in Treasury Strips of $687,000 and accrued dividend income on CellNet Preferred Stock of approximately $4.1 million (which will be paid in additional shares of CellNet Preferred Stock). During the period from April 21, 1998 (inception) through December 31, 1998, Funding incurred $5.0 million in dividend expense and accretion on the Redeemable Preferred Securities, for an aggregate net loss applicable to CellNet of $158,000. Funding expects interest income to decrease each period through June 1, 2001 as restricted cash balances are used to pay cash dividends on the Redeemable Preferred Securities. Funding expects dividend income to be approximately $1.6 million per quarter, absent the conversion or redemption of the CellNet Preferred Stock. Funding expects that dividend expenses will be approximately $1.9 million per quarter, absent conversion or redemption of the Redeemable Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

     During May 1998, Funding completed the sale of the Redeemable Preferred Securities for gross proceeds of $110.0 million. Net proceeds from the offering, after offering costs, were approximately $106.0 million. The amount recorded as equity for the Redeemable Preferred Securities will fully accrete to the face value of $110.0 million on June 1, 2010.

     The restricted cash at December 31, 1998 of approximately $18.0 million includes the proceeds of the offering which are designated for the payment of cash dividends on the Redeemable Preferred Securities through June 1, 2001. Funding invested the restricted cash in Treasury Strips which were placed in escrow upon the closing of the offering of the Redeemable Preferred Securities. On May 19, 1998, Funding purchased $93.5 million of CellNet Preferred Stock (85% of the gross proceeds from the offering of the Redeemable Preferred Securities) with the remaining proceeds of the offering plus capital contributed by CellNet of $8.3 million. The CellNet Preferred Stock pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of CellNet Common Stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of CellNet Common Stock at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010.

     The Redeemable Preferred Securities bear a cumulative dividend at the rate of 7% per annum which must be paid quarterly in arrears each March 1, June 1, September 1 and December 1, which commenced September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet Common Stock, at the option of Funding. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Redeemable Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Redeemable Preferred Securities through June 1, 2001. Funding paid dividends of approximately $4.1 million during the period from inception through December 31, 1998.

     Cash used for operating activities was approximately $4.0 million for the period April 21, 1998 (inception) through December 31, 1998 and consists primarily of dividends paid on the Redeemable Preferred Securities, offset by interest income received on Treasury Strips.

     Cash used for investing activities was $110.9 million for the period April 21, 1998 (inception) through December 31, 1998, and consists of the purchase of CellNet Preferred Stock for $93.5 million, and the purchase of the Treasury Strips for $21.4 million, partially offset by cash provided during the period of $4.1 million resulting from the subsequent proceeds received on maturity of two Treasury Strips. The restricted cash balance will decrease in each future period as preferred dividends are paid.

     Financing activities provided approximately $114.9 million for the period April 21, 1998 (inception) through December 31, 1998. Net cash provided by financing activities includes the net proceeds from the issuance of the Redeemable Preferred Securities in May 1998 of $106.0 million, capital contributions made to Funding by CellNet of $8.3 million to purchase CellNet Preferred Stock and advances made by CellNet to Funding of $564,000 for the offering costs associated with the issuance of the Redeemable Preferred Securities. Funding expects cash provided from financing activities will decrease as future periods are not anticipated to include proceeds from securities offerings.

CASH COMMITMENTS

     The Redeemable Preferred Securities require payments of dividends to be made in cash through June 1, 2001. Funding has cash dividend obligations on the Redeemable Preferred Securities of approximately $7.7 million in each of 1999 and 2000, and $3.9 million in 2001.

YEAR 2000 COMPLIANCE

     As a wholly-owned subsidiary of CellNet, Funding's Year 2000 compliance plan is dependent on CellNet's Year 2000 compliance plans for its consolidated operations. Because Funding has no independent operations, Funding has not addressed the state of Year 2000 readiness, compliance costs, risks or contingency plans of Funding. A lack of Year 2000 compliance would not have a significant impact on Funding's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Funding's restricted cash balances are invested in fixed income Treasury Strips having staggered maturities matching dividend payment dates of the Redeemable Preferred Securities. Accordingly, changes in market interest rates have no effect on Funding's operating results, financial condition and cash flows.

     At December 31, 1998, Funding had $93.5 million of CellNet Preferred Stock, which is exchangeable into shares of CellNet Common Stock, at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. There exists no established public trading market for CellNet Preferred Stock. The risk of changes in fair market value of the underlying CellNet Common Stock, which is listed and trades on the Nasdaq National Market, is eliminated by the adjustable rate of exchange of shares of CellNet Preferred Stock. The CellNet Preferred Stock pays dividends in cash or additional shares of CellNet Preferred Stock sufficient to meet the dividend requirements on the Redeemable Preferred Securities. Although changes in the fair market value of CellNet Common Stock have no effect on Funding's financial condition or results of operations, such changes may influence Funding's decision to redeem the Redeemable Preferred Securities or a Redeemable Preferred Security holder's decision to exchange those securities for CellNet Common Stock.

     The information below summarizes Funding's financial instruments exposed to market risks associated with fluctuations in interest rates as of December 31, 1998. The table presents principal cash flows and related interest rates by year of maturity for Funding's restricted cash and mandatorily Redeemable Preferred Securities in effect at December 31, 1998. This information excludes the potential exercise of the relevant redemption features. The notes to the financial statements contain a description of Funding's restricted cash and mandatorily Redeemable Preferred Securities, and should be read in conjunction with the table below (in thousands).

                                                                 Year of Maturity                        Total
                                                  ------------------------------------                  Due at    Fair
                                                  1999    2000    2001    2002    2003    Thereafter   Maturity   Value
                                                  -----  ------  ------  ------  --------------------  --------- ---------
INTEREST RATE SENSITIVITY
Restricted Cash-
  Fixed Rate                                     $7,690  $7,657  $3,801     -       -          -        $19,148   $18,204
     Average Rate                                  5.6%    5.6%    5.7%

Mandatorily Redeemable Preferred Securities-
  Fixed Rate                                        -       -       -       -       -      $110,000    $110,000   $57,200
     Interest Rate                                  -       -       -       -       -          7.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEPENDENT AUDITORS' REPORT

CellNet Funding, LLC:

We have audited the accompanying balance sheet of CellNet Funding, LLC (Funding) (a wholly-owned subsidiary of CellNet Data Systems, Inc.) as of December 31, 1998, and the related statements of operations, member's equity and cash flows for the period from April 21, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of Funding's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of CellNet Funding, LLC (a wholly-owned subsidiary of CellNet Data Systems, Inc.) at December 31, 1998, and the results of its operations and its cash flows for the period from April 21, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

San Jose, California
February 2, 1999

                            CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)
                                BALANCE SHEET
                              DECEMBER 31, 1998
                                (in thousands)

ASSETS:
Noncurrent assets:

        Dividends receivable from Parent                                                    $      4,106

        Investment in CellNet Preferred Stock (Note 2)                                            93,500

        Restricted cash (Note 2)                                                                  17,984
                                                                                            ------------
             Total assets                                                                   $    115,590
                                                                                            ------------
                                                                                            ------------

LIABILITIES AND MEMBER'S EQUITY:

Current liability - accrued dividends payable to preferred security holders                 $        642

Payable to Parent                                                                                    564
                                                                                            ------------
             Total liabilities                                                                     1,206


Mandatorily reedemable preferred securities  (Note 2)                                            106,191

Member's  Equity:

       Common limited liability security outstanding                                                  10

       Additional paid-in capital                                                                  8,341

       Accumulated deficit                                                                          (158)
                                                                                            ------------
             Total member's equity                                                                 8,193
                                                                                            ------------
Total liabilities and member's equity                                                       $    115,590
                                                                                            ------------
                                                                                            ------------

See accompanying notes to financial statements.

                            CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)
                           STATEMENT OF OPERATIONS
          PERIOD FROM APRIL 21, 1998 (INCEPTION) TO DECEMBER 31, 1998
                                (in thousands)

Interest income                                                                             $            687
Dividend income from Parent preferred stock                                                            4,106
                                                                                            ----------------
       Income before dividends and accretion on preferred securities                                   4,793

Dividends and accretion on preferred securities (Note 2)                                              (4,951)
                                                                                            ----------------

       Net loss applicable to common member                                                 $           (158)
                                                                                            ----------------
                                                                                            ----------------

See accompanying notes to financial statements.

                            CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)
                          STATEMENT OF MEMBER'S EQUITY
          PERIOD FROM APRIL 21, 1998 (INCEPTION) TO DECEMBER 31, 1998
                                (in thousands)


                                                      Common
                                                      Limited
                                                      Liability        Additional
                                                      Security         Paid-in           Accumulated
                                                      Outstanding      Capital           Deficit              Total
                                                      ----------------------------------------------------------------------
Issuance of common limited liability security         $        10      $         -       $              -     $          10
Additional capital contributed by CellNet                                     8,341                                   8,341
Net loss applicable to common member                                                                  (158)            (158)
                                                      ----------------------------------------------------------------------
Balances, December  31, 1998                          $        10      $      8,341      $            (158)   $       8,193
                                                      ----------------------------------------------------------------------
                                                      ----------------------------------------------------------------------

See accompanying notes to financial statements.

                            CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)
                          STATEMENT OF CASH FLOWS
          PERIOD FROM APRIL 21, 1998 (INCEPTION) TO DECEMBER 31, 1998
                              (in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss applicable to common member                                                       $           (158)
     Adjustments to reconcile net loss applicable to common member to net cash used in operating activities:
         Noncash interest income                                                                        (605)
         Accretion on preferred securities                                                               202
         Changes in:
             Dividends receivable from Parent                                                         (4,106)
             Accrued dividends payable to preferred security holders                                     642
                                                                                            ----------------
                Net cash used for operating activities                                                (4,025)
                                                                                            ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of CellNet preferred stock                                                            (93,500)
      Increase in restricted cash                                                                    (21,486)
      Proceeds from maturity of restricted cash                                                        4,107
                                                                                            ----------------
                Net cash used for investing activities                                              (110,879)
                                                                                            ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of preferred securities, net of issuance costs                          105,989
      Proceeds from issuance of common liability security                                                 10
      Additional capital contributed by Parent                                                         8,341
      Payable to Parent                                                                                  564
                                                                                            ----------------
                Net cash provided by financing activities                                            114,904
                                                                                            ----------------
NET CHANGE IN CASH                                                                                         -
CASH, Beginning of period                                                                                  -
                                                                                            ----------------
CASH, end of period                                                                         $              -
                                                                                            ----------------
                                                                                            ----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                   $              -

   Cash paid for income taxes                                                               $              -


See accompanying notes to financial statements.

CELLNET FUNDING, LLC
(A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)
NOTES TO FINANCIAL STATEMENTS
PERIOD FROM APRIL 21, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES


     NATURE OF OPERATIONS - CellNet Funding, LLC (Funding) is a special purpose limited liability company formed under the laws of the State of Delaware on April 21, 1998 as a wholly-owned subsidiary of CellNet Data Systems, Inc. (CellNet). Funding exists for the exclusive purpose of selling its preferred securities (see Note 2), investing the proceeds of the sale thereof in restricted cash and CellNet's preferred stock and engaging in other incidental activities.

     CellNet is the sole common member of Funding. The business and affairs of Funding are conducted by CellNet and CellNet pays all of Funding's administrative expenses, which are not significant.

     BASIS OF PRESENTATION - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

     INVESTMENT IN CELLNET PREFERRED STOCK - Investment in CellNet preferred stock includes the proceeds from the offering (see Note 2) which were used to purchase preferred stock of CellNet. The preferred stock pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet preferred stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of CellNet common stock, at the option of CellNet. CellNet has not declared or paid dividends through December 31, 1998. The investment in CellNet preferred stock is stated at cost.

     RESTRICTED CASH - Restricted cash includes the proceeds of the offering which are designated for the payment of cash dividends on the preferred securities through June 1, 2001 (see Note 2). These proceeds were invested in U.S. Treasury Strips and were placed in escrow upon the closing of the offering of the preferred securities and mature at each of the dividend payment dates. Restricted cash is stated at amortized cost.

     ACCRUED DIVIDENDS PAYABLE TO PREFERRED SECURITY HOLDERS - The preferred securities bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1. The dividend is payable in cash through June 1, 2001, and thereafter, by cash or shares of CellNet common stock, at the option of Funding.

     INCOME TAXES - Funding is a U.S. limited liability company which is treated as a partnership for U.S. federal and state income tax purposes. Accordingly, Funding is not subject to U.S. federal and state income taxes. Funding's results of operations are allocated and included in the individual income tax returns of the security holders.

     NET LOSS PER SHARE- Funding's one issued and outstanding common limited liability company security is owned directly by CellNet. Accordingly, Funding does not present net loss per share in its financial statements as such diclosure is not considered to be meaningful.

     COMPREHENSIVE LOSS - Comprehensive loss, the change in net assets during the period from nonowner sources, and the reported net loss were the same for the period April 21, 1998 (inception) through December 31, 1998.

     SEGMENT INFORMATION - Funding operates in one reportable segment; issuing its preferred securities, investing the proceeds of the sale thereof in CellNet's preferred stock and restricted cash and engaging in other incidental activities.

     RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS 133 is effective for quarters of fiscal years beginning after June 15, 1999. Funding has not fully assessed the implications of this new standard.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values of Funding's restricted cash and preferred securities were approximately $18,204,000 and $57,200,000, respectively, at December 31, 1998, which are based on quoted market prices.

2.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In May 1998, Funding completed the sale of 7% Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the Preferred Securities) for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,989,000. The recorded amount of the Preferred Securities will fully accrete to the face value of $110,000,000 on June 1, 2010. The restricted cash at December 31, 1998 of approximately $17,984,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips (the Treasury Strips) which were placed in escrow upon the closing of the offering of the Preferred Securities. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the Escrow Agent) pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through June 1, 2001. Dividend payments of $4,107,000 were made in 1998 from proceeds of the Treasury Strips.

     The Preferred Securities consist of 4,400,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1,

September 1 and December 1. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet common stock, at the option of Funding. The Preferred Securities are exchangeable at any time prior to June 1, 2010, at the option of the holders, into CellNet common stock, at a rate of 1.8328 shares of CellNet common stock per Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Preferred Securities must be automatically exchanged for CellNet common stock at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, (the Written Action)) of CellNet's common stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending on June 1 of the indicated year: 170% on and prior to June 1, 1999; 160% from June 2, 1999 through June 1, 2000; and 150% from June 2, 2000 through June 1, 2001. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

     Pursuant to and to the extent set forth in the guarantee of the Preferred Securities (the Guarantee) by CellNet for the benefit of the holders of Preferred Securities, CellNet has agreed to pay in full to the holders of the Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments (the Guarantee Payments), without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Preferred Securities, to the extent Funding has sufficient funds legally available therefor, (ii) the redemption price, with respect to any Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor, and (b) the amount of assets of Funding remaining for distribution to holders of Preferred Securities upon the liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of CellNet.

     On May 19, 1998, after the investment in Treasury Strips, Funding applied the remaining net proceeds from the offering of the Preferred Securities together with other capital contributed by CellNet to purchase $93,500,000 of CellNet's Preferred Stock (the CellNet Preferred Stock) which pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through September 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of common stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of

CellNet's common stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010. During the period May 19, 1998 through December 31, 1998, Funding earned dividends on CellNet Preferred Stock of $4,106,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III

     The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of CellNet which was filed with the Securities and Exchange Commission on March 22, 1999.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The Company has the following directors:

         John M. Seidl              Director
         Paul G. Manca              Director
         David L. Perry             Director


         The Company has the following executive officers:

         John M. Seidl              President
         Paul G. Manca              Vice President and Chief Financial Officer
         David L. Perry             Vice President and Secretary
         Ben H. Lyon                Vice President and Assistant Secretary

     The duties and authority of the officers and directors, if any, shall be determined by the Manager (CellNet) in its sole discretion. Its business affairs are managed by CellNet, as the Manager of Funding, pursuant to the LLC Agreement.

ITEM 11. EXECUTIVE COMPENSATION

     Funding's executive officers are as follows:

                       John M. Seidl        President
                       Paul G. Manca        Vice President and
                                            Chief Financial Officer
                       David L. Perry       Vice President and
                                            Secretary
                       Ben H. Lyon          Vice President and
                                            Assistant Secretary

     Its business affairs are managed by CellNet, as the Manager of Funding, pursuant to the LLC Agreement. Neither CellNet nor the Executive Officers receives any fees or compensation as Manager of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             Name and Address of              Amount and Nature of              Percent of
Title of Class               Beneficial Owner                 Beneficial Ownership                Class
--------------------         ----------------------------     -----------------------------     ----------
Common Securities            CellNet Data Systems, Inc.       1 Common Security owned              100%
                             125 Shoreway Road                beneficially with sole voting
                             San Carlos, California 94070     power

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 19, 1998, CellNet made a capital contribution of $8.3 million to Funding. On May 19, 1998, Funding used the remaining proceeds from the private placement of the Redeemable Preferred Securities, along with the $8.3 million contributed by CellNet to purchase approximately $93.5 million of CellNet Preferred Stock.

     All of Funding's administrative expenses, which are insignificant, are paid by CellNet. Additionally, CellNet advanced approximately $564,000 million to Funding during the period from April 21, 1998 (inception) through December 31, 1998 for the offering costs associated with the issuance of the Redeemable Preferred Securities.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(A)  (1)       FINANCIAL STATEMENTS.  The following financial statements are included in Item 8 of Part II:

               Independent Auditors' Report .......................................... 10

               Balance Sheet, December 31, 1998....................................... 11

               Statement of Operations, Period from April 21, 1998 (inception)
                 to December 31, 1998................................................. 12

               Statement of Member's Equity, Period from April 21, 1998
                 (inception) to December 31, 1998..................................... 13

               Statement of Cash Flows, Period from April 21, 1998 (inception) to
                   December 31, 1998.................................................. 14

               Notes to Financial Statements, Period from April 21, 1998
                   (inception) to December 31, 1998................................... 15

     (2)       FINANCIAL STATEMENT SCHEDULE.

               All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

     (3)       REPORTS ON FORM 8-K. None.

     (4)       EXHIBITS.

               CORPORATE ORGANIZATION.

                    3.1*:    Certificate of Formation of CellNet Funding, LLC filed
                             April 21, 1998 with the Secretary of State of the State of
                             Delaware.

                    3.2*:    Amended and Restated Limited Liability Company Agreement of
                             CellNet Funding, LLC, dated as of May 13, 1998.

               INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

                    4.1*:    Guarantee Agreement, dated as of May 19, 1998, between
                             CellNet Data Systems, Inc. and CellNet Funding, LLC.

                    4.2*:    Written Action of the Manager of CellNet Funding, LLC,
                             dated as of May 13, 1998, with respect to the terms of the
                             7% Exchangeable Limited Liability Company Preferred
                             Securities.

                    4.3*:    Escrow and Security Agreement, dated as of May 19, 1998,
                             among CellNet Data Systems, Inc., CellNet Funding, LLC and
                             The Bank of New York.

               MATERIAL CONTRACTS.

                    10.1*:   Certificate of Designation, Rights and Preferences of the
                             Redeemable Preferred Stock of CellNet filed May 18, 1998
                             with the Secretary of State of the State of Delaware.

               FINANCIAL DATA SCHEDULE.

                    27.1:    Financial Data Schedule of CellNet Funding, LLC for the
                             Fiscal Year Ended December 31, 1998.


------------------------
(*) Incorporated by reference to Funding's Registration Statement on Form S-3
    (File No. 333-50851) filed on May 13, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Carlos, State of California on March 30, 1999.

                                 CellNet Funding, LLC

                                 By:   CellNet Data Systems, Inc., its Manager
                                       ---------------------------------------

                                 By:   /s/ JOHN M. SEIDL
                                       ---------------------------------------
                                       John M. Seidl
                                       Chairman of the Board, President and
                                       Chief Executive Officer of
                                       CellNet Data Systems, Inc.


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below under the heading "Signatures" constitutes and appoints John M. Seidl and Paul G. Manca, and each of them individually, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) and supplements to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and to perform each and every act and thing requisite and necessary to be done in connection with the above premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in- fact and agents, or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities on March 30, 1999.

        SIGNATURE                                        TITLE
/s/ JOHN M. SEIDL                         Chairman of the Board, President
-------------------------------           and Chief Executive Officer
John M. Seidl                             (Principal Executive Officer)

/s/ PAUL G. MANCA                         Vice President and Chief Financial
-------------------------------           Officer (Principal Financial and
Paul G. Manca                             Accounting Officer)

/s/ DAVID L. PERRY
-------------------------------            Secretary and Director of CellNet
David L. Perry                             Funding, LLC