Form 10-Q
period 1999-03-31
CELLNET FUNDING LLC
filed 1999-05-17
CIK 1068113

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-21409

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /

    As of March 31, 1999, one share of Common Limited Liability Company Securities was issued and outstanding, which is beneficially owned by CellNet Data Systems, Inc., and 4,400,000 shares of 7% Exchangeable Limited Liability Company Preferred Securities were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  -----
PART I. FINANCIAL INFORMATION................................................................................           3

    Item 1. Financial Statements (Unaudited).................................................................           3

           Condensed Balance Sheets as of March 31, 1999 and December 31, 1998...............................           3

           Condensed Statement of Operations for the Three Months Ended March 31, 1999.......................           4

           Condensed Statement of Cash Flows for the Three Months Ended March 31, 1999.......................           5

           Notes to Condensed Financial Statements...........................................................           6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............           8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................          14

PART II. OTHER INFORMATION...................................................................................          16

    Item 1. Legal Proceedings................................................................................          16

    Item 2. Changes in Securities............................................................................          16

    Item 3. Defaults upon Senior Securities..................................................................          16

    Item 4. Submission of Matters to a Vote of Security Holders..............................................          16

    Item 5. Other Information................................................................................          16

    Item 6. Exhibits and Reports on Form 8-K.................................................................          16

SIGNATURE....................................................................................................          17

EXHIBIT INDEX................................................................................................          18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
ASSETS:
Noncurrent assets:
  Dividends receivable from Parent.....................................................  $    5,791   $    4,106
  Investment in CellNet Preferred Stock (Note 2).......................................      93,500       93,500
  Restricted cash (Note 2).............................................................      16,288       17,984
                                                                                         ----------  ------------
    Total assets.......................................................................  $  115,579   $  115,590
                                                                                         ----------  ------------
                                                                                         ----------  ------------

LIABILITIES AND MEMBER'S EQUITY:
Current liability-accrued dividends payable to preferred security holders..............  $      641   $      642
Payable to Parent......................................................................         564          564
                                                                                         ----------  ------------
  Total liabilities....................................................................       1,205        1,206
Mandatorily redeemable preferred securities (Note 2)...................................     106,273      106,191
Member's Equity:
  Common limited liability security outstanding........................................          10           10
  Additional paid-in capital...........................................................       8,341        8,341
  Accumulated deficit..................................................................        (250)        (158)
                                                                                         ----------  ------------
    Total member's equity..............................................................       8,101        8,193
                                                                                         ----------  ------------
Total liabilities and member's equity..................................................  $  115,579   $  115,590
                                                                                         ----------  ------------
                                                                                         ----------  ------------

           See accompanying notes to condensed financial statements.

                              CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

                       CONDENSED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                 (IN THOUSANDS)

Interest Income.........................................................................................  $     229
Dividend income from Parent preferred stock.............................................................      1,685
                                                                                                          ---------
  Income before dividends and accretion on preferred securities.........................................      1,914
Dividends and accretion on preferred securities (Note 2)................................................     (2,006)
                                                                                                          ---------
  Net loss applicable to common member..................................................................  $     (92)
                                                                                                          ---------
                                                                                                          ---------

           See accompanying notes to condensed financial statements.

                              CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

                       CONDENSED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common member..................................................................  $     (92)
  Adjustments to reconcile net loss applicable to common member to net cash used in operating activities:
    Noncash interest income.............................................................................       (229)
    Accretion on preferred securities...................................................................         82
    Changes in:
      Dividends receivable from Parent..................................................................     (1,685)
      Accrued dividends payable to preferred security holders...........................................         (1)
                                                                                                          ---------
        Net cash used for operating activities..........................................................     (1,925)
                                                                                                          ---------

CASH FLOWS FROM INVESTING ACTIVITIES--
  Proceeds from maturity of restricted cash.............................................................      1,925
                                                                                                          ---------

NET CHANGE IN CASH......................................................................................         --
CASH, Beginning of period...............................................................................         --
                                                                                                          ---------
CASH, End of period.....................................................................................  $      --
                                                                                                          ---------
                                                                                                          ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest................................................................................  $      --
                                                                                                          ---------
                                                                                                          ---------
  Cash paid for income taxes............................................................................  $      --
                                                                                                          ---------
                                                                                                          ---------

           See accompanying notes to condensed financial statements.

                              CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

1.  BASIS OF PRESENTATION

CellNet Funding, LLC ("Funding") is a special purpose limited liability company formed under the laws of the State of Delaware on April 21, 1998 as a wholly-owned subsidiary of CellNet Data Systems, Inc. ("CellNet"). Funding exists for the exclusive purpose of selling its preferred securities (see Note
2) and investing the proceeds of the sale thereof in restricted cash and CellNet's preferred stock. CellNet is the sole member of Funding that holds common securities. The business and affairs of Funding are conducted by CellNet and CellNet pays all of Funding's administrative expenses, which are not significant. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals considered necessary for a fair presentation of Funding's financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999. This unaudited interim information should be read in conjunction with the audited financial statements of Funding for the period from April 21, 1998 (inception) through December 31, 1998 and the notes thereto, and the audited financial statements of CellNet for the year ended December 31, 1998 and the notes thereto.

NET LOSS PER SHARE -- Funding's one issued and outstanding common limited liability company security is owned directly by CellNet. Accordingly, Funding does not present net loss per share in its financial statements as such disclosure is not considered to be meaningful.

COMPREHENSIVE LOSS -- Comprehensive loss, the change in net assets during the period from nonowner sources, and the reported net loss were the same for the three months ended March 31, 1999.

SEGMENT INFORMATION -- Funding operates in one reportable segment; issuing its preferred securities, investing the proceeds of the sale thereof in CellNet's preferred stock and restricted cash.

RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS 133 is effective for quarters of fiscal years beginning after June 15, 1999. Funding has not fully assessed the implications of this new standard.

2.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

In May 1998, Funding completed the sale of 7% Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities") for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,989,000. The recorded amount of the Preferred Securities will fully accrete to the face value of $110,000,000 on June 1, 2010. The restricted cash at March 31, 1999 of approximately $16,288,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips (the "Treasury Strips") which were placed in escrow upon the closing of the offering of the Preferred Securities. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through June 1, 2001. Dividend payments of $1,925,000 were made in the three months ended March 31, 1999 from proceeds of the Treasury Strips.

                              CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

The Preferred Securities consist of 4,400,000 exchangeable preferred securities of Funding that bear a cumulative dividend at the rate of 7% per annum. The dividend is paid quarterly in arrears each March 1, June 1, September 1 and December 1. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet common stock, at the option of Funding. The Preferred Securities are exchangeable at any time prior to June 1, 2010, at the option of the holders, into CellNet common stock, at a rate of 1.8328 shares of CellNet common stock per Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Preferred Securities must be automatically exchanged for CellNet common stock at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, (the "Written Action")) of CellNet's common stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending on June 1 of the indicated year; 170% on and prior to June 1, 1999; 160% from June 2, 1999 through June 1, 2000; and 150% from June 2, 2000 through June 1, 2001. The Preferred Securities are subject to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

Pursuant to and to the extent set forth in the guarantee of the Preferred Securities (the "Guarantee") by CellNet for the benefit of the holders of Preferred Securities, CellNet has agreed to pay in full to the holders of the Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments (the "Guarantee Payments"), without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Preferred Securities, to the extent Funding has sufficient funds legally available therefor, (ii) the redemption price, with respect to any Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor, and (b) the amount of assets of Funding remaining for distribution to holders of Preferred Securities upon the liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of CellNet.

On May 19, 1998, after the investment in Treasury Strips, Funding applied the remaining net proceeds from the offering of the Preferred Securities together with other capital contributed by CellNet to purchase $93,500,000 of CellNet's Preferred Stock (the "CellNet Preferred Stock") which pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through September 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of common stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of CellNet's common stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010. During the three months ended March 31, 1999, Funding earned dividends on CellNet Preferred Stock of $1,685,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS SECTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, INFORMATION WITH REGARD TO FUNDING'S FINANCING ACTIVITIES AND THE PAYMENT OF DIVIDENDS ON ITS SECURITIES. FUNDING'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT. AS A WHOLLY-OWNED SUBSIDIARY OF CELLNET WITH NO INDEPENDENT OPERATIONS, FUNDING'S SUCCESS IS ENTIRELY DEPENDENT ON THE SUCCESS OF ITS PARENT, AND ACCORDINGLY, REFERENCE MUST ALSO BE MADE TO THE RISK FACTORS AND OTHER CAUTIONARY STATEMENTS SET FORTH IN CELLNET'S ANNUAL REPORT ON FORM 10-K, QUARTERLY REPORTS ON FORM 10-Q AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

RESULTS OF OPERATIONS

    Funding is a wholly-owned subsidiary of CellNet, has no independent operations and exists for the exclusive purposes of selling the Redeemable Preferred Securities, investing the proceeds from the sale thereof and engaging in other incidental activities. The restricted cash at March 31, 1999 of $16.3 million includes a portion of the proceeds of the offering of the Redeemable Preferred Securities which are designated for the payment of cash dividends through June 1, 2001. Funding invested the restricted cash in Treasury Strips which were placed in escrow upon the closing of the offering of the Redeemable Preferred Securities. For the three months ended March 31, 1999, Funding earned interest on the amounts invested in Treasury Strips of $229,000 and accrued dividend income on CellNet Preferred Stock of approximately $1.7 million (which will be paid in additional shares of CellNet Preferred Stock). For the three months ended March 31, 1999, Funding incurred $2.0 million in dividend expense and accretion on the Redeemable Preferred Securities, for an aggregate net loss applicable to CellNet of $92,000. Funding expects interest income to decrease each period through June 1, 2001 as restricted cash balances are used to pay cash dividends on the Redeemable Preferred Securities. Funding expects dividend income to be approximately $1.6 million per quarter, absent the conversion or redemption of the CellNet Preferred Stock. Funding expects that dividend expenses will be approximately $1.9 million per quarter, absent conversion or redemption of the Redeemable Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

    During May 1998, Funding completed the sale of the Redeemable Preferred Securities for gross proceeds of $110.0 million. Net proceeds from the offering, after offering costs, were approximately $106.0 million. The amount recorded as equity for the Redeemable Preferred Securities will fully accrete to the face value of $110.0 million on June 1, 2010.

    The restricted cash at March 31, 1999 of approximately $16.3 million includes the proceeds of the offering which are designated for the payment of cash dividends on the Redeemable Preferred Securities through June 1, 2001. Funding invested the restricted cash in Treasury Strips which were placed in escrow upon the closing of the offering of the Redeemable Preferred Securities. On May 19, 1998, Funding purchased $93.5 million of CellNet Preferred Stock (85% of the gross proceeds from the offering of the Redeemable Preferred Securities) with the remaining proceeds of the offering plus capital contributed by CellNet of $8.3 million. The CellNet Preferred Stock pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of CellNet Common Stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of CellNet Common Stock at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010.

    The Redeemable Preferred Securities bear a cumulative dividend at the rate of 7% per annum which must be paid quarterly in arrears each March 1, June 1, September 1 and December 1, which commenced September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet Common Stock, at the option of Funding. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Redeemable Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Redeemable Preferred Securities through June 1, 2001. Funding paid dividends of approximately $1.9 million during the three months ended March 31, 1999.

    Cash used for operating activities was approximately $1.9 million for the three months ended March 31, 1999 and consists primarily of dividends paid on the Redeemable Preferred Securities offset by interest income receivable on the Treasury Strips.

    Cash provided by investing activities was $1.9 million for the three months ended March 31, 1999 and consists of the proceeds received on maturity of a Treasury Strip. The restricted cash balance will decrease in each future period as preferred dividends are paid.

    There were no financing activities in the three months ended March 31, 1999. Funding expects cash provided from financing activities will not be significant as future periods are not anticipated to include proceeds from securities offerings.

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

NO OPERATIONS OF FUNDING

    Funding, the issuer of the Preferred Securities, is a special purpose subsidiary of CellNet which is a Delaware limited liability company with no operations or assets other than the CellNet Preferred Stock and Treasury Strips which were purchased with the proceeds of the offering of the Preferred Securities. Funding will have no other funds to pay cash dividends. In order to pay subsequent dividends, Funding will be dependent on CellNet (i) to distribute cash dividends in respect of the CellNet Preferred Stock (which distribution is restricted by the terms of the indenture governing the 1997 Notes (the "Indenture")), (ii) provide to Funding funds or (iii) issue to Funding common stock (which is required by the terms of the CellNet Preferred Stock). Funding's assets will consist almost entirely of its interest in the CellNet Preferred Stock and the Treasury Strips.

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

RANKING OF CELLNET PREFERRED STOCK; PRIOR PAYMENT OBLIGATIONS OF CELLNET;
  UNCERTAINTY OF REDEMPTION

    The CellNet Preferred Stock will be subordinated to all existing and future indebtedness and other liabilities of CellNet, and will, with respect to dividend distributions and distributions upon the liquidation, winding-up or dissolution of CellNet, rank senior to all common stock and senior to or PARI PASSU with all other capital stock of CellNet. There are no terms in the CellNet Preferred Stock, the Preferred Securities or the Guarantee that limit CellNet's ability to incur additional indebtedness or issue PARI PASSU preferred stock. As of March 31, 1999, CellNet had approximately $370.3 million of indebtedness outstanding and no preferred stock outstanding other than the CellNet Preferred Stock issued to Funding. CellNet has authorized the issuance of up to 15 million shares of preferred stock. The Indenture permits CellNet to incur substantial additional indebtedness and issue additional preferred stock. Any new indebtedness incurred by CellNet, any securities issued to refinance existing indebtedness and any future issuances of new series of CellNet preferred stock may prohibit or restrict the redemption of the CellNet Preferred Stock for cash, thus effectively prohibiting or restricting Funding's ability to redeem the Preferred Securities for cash.

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

    Assuming Funding is classified as a partnership for federal income tax purposes, Funding intends to issue each holder of Preferred Securities an IRS Form K-1 on or about March 31 of each relevant year and will not issue a Form 1099.

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

    All holders of Preferred Securities are advised to consult their own legal, tax and investment advisors as to all legal, tax and investment matters, including without limitation, federal, state, local and foreign tax consequences of the purchase, ownership, exchange, redemption and disposition of the Preferred Securities and the reporting of income or loss with respect to the Preferred Securities.

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

    ANTI-TAKEOVER PROVISIONS

    On November 24, 1998 (the "Rights Dividend Declaration Date"), the Board of Directors of CellNet adopted a Stockholder Rights Plan (the "Rights Plan") and declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of common stock. The dividend was paid to stockholders of record on December 21, 1998 (the "Record Date"). In addition, one Right will be issued with each share of common stock that becomes outstanding between the Record Date and the earlier to occur of the Distribution Date (as defined below) and the Expiration Date (as defined below). This includes common stock that is issued upon conversion of securities convertible into common stock such as stock options, warrants, and the Preferred Securities.

    The Distribution Date will occur, if at all, on the earlier of (a) the close of business on the tenth (10th) day after a person or group acquires beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities), and (b) the close of business on the tenth (10th) business day after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities).

    The Rights may not be exercised prior to the Distribution Date. Following the Distribution Date, each Right will entitle the holder to purchase for $50.00 (the "Exercise Price") one one-thousandth (1/1000) of a share of CellNet's Series A Participating Preferred Stock, $0.001 par value per share subject to certain adjustments in both price and number of shares.

    If a person or group acquires beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities) (an "Acquiring Person"), then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of CellNet's common stock having a then current market value of twice the Exercise Price.

    If, after an Acquiring Person acquires beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities), (a) CellNet merges into another entity, (b) an acquiring entity merges into CellNet, or (c) CellNet sells more than fifty percent (50%) of its assets or earning power, then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of the common stock of the person or entity engaging in the transaction having a then current market value of twice the Exercise Price.

    At any time after an Acquiring Person acquires beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities) and prior to the acquisition by the Acquiring Person of fifty percent (50%) of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities), the Board of Directors may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates), in whole or in part, for shares of CellNet's common stock at an exchange ratio of one (1) share of common stock per Right (subject to certain adjustments).

    The Rights are redeemable at CellNet's option (with the approval of the Board of Directors) at any time prior to the close of business on the day (prior to the Expiration Date) of a public announcement that an Acquiring Person has acquired beneficial ownership of fifteen percent (15%) or more of CellNet's common stock (including common stock issuable upon conversion or exchange of any convertible securities). Upon exercise of CellNet's option to redeem the Rights, holders will be entitled to receive a redemption payment of $0.001 per Right (subject to certain adjustments) payable in cash or in shares of CellNet's common stock.

    The Rights expire (the "Expiration Date") on the earliest of (a) November 24, 2008, (b) the consummation of any of the following transactions-(i) CellNet merges into another entity, (ii) an acquiring entity merges into CellNet, or
(iii) CellNet sells more than fifty percent (50%) of its assets or earning power, (c) the effective date of a redemption of the Rights determined by the Board of Directors, and (d) the time at which the Board of Directors orders an exchange of the Rights.

    Under certain circumstances, Rights beneficially owned by an Acquiring Person or an affiliate or associate of an Acquiring Person and any subsequent holder of such Rights may become null and void. The Rights have no voting rights. The Rights have the benefits of certain customary anti-dilution provisions.

    The foregoing is a summary of certain principal terms of the Rights Plan and is qualified in its entirety by reference to the terms of the Rights Agreement pursuant to which the Rights have been issued. A copy has been filed with the Securities and Exchange Commission on Form 8-A dated December 9, 1998.

    The Rights Plan was adopted to provide protection to CellNet's stockholders in the event of an unsolicited attempt to acquire CellNet on terms that are not in the stockholders' best interests. The Rights Plan does not prevent an acquisition of CellNet, impact CellNet's ability to negotiate a transaction on mutually agreeable terms, or limit CellNet's flexibility in responding to offers. The Rights Plan is designed to prevent the use of coercive and/or abusive takeover techniques and to encourage any potential acquiror to negotiate directly with the Board of Directors for the benefit of all stockholders. The Rights Plan is also designed to afford the Board of Directors adequate time within which to consider any takeover proposal and, if appropriate, to explore alternatives. In addition, the Rights Plan is intended to provide increased assurance that a potential acquiror would pay an appropriate control premium in connection with any acquisition of CellNet. Nevertheless, the Rights Plan could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of CellNet.

    CellNet is authorized to issue additional shares of undesignated preferred stock. The Board of Directors has the authority, without further action by the stockholders, to issue such stock in one or more series, to fix the rights, preferences, privileges and restrictions thereof. The issuance of such stock may also have the effect of delaying, deferring or preventing a change in control of CellNet, may discourage bids for CellNet's common stock at a premium over its market price and may materially and adversely affect the market price of and the voting and other rights of the holders of common stock. In addition, CellNet is, and will continue to be, subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of CellNet. Furthermore, upon a change of control, the holders of CellNet's outstanding 1997 Notes are entitled, at their option, to be repaid in cash. Such provisions may have the effect of delaying or preventing changes in control or management of CellNet. All of these factors could materially and adversely affect the price of the Preferred Securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Funding's restricted cash balances are invested in fixed income Treasury Strips having staggered maturities matching dividend payment dates of the Redeemable Preferred Securities. Accordingly, changes in market interest rates have no effect on Funding's operating results, financial condition and cash flows.

    At March 31, 1999, Funding had $93.5 million of CellNet Preferred Stock, which is exchangeable into shares of CellNet Common Stock, at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. There exists no established public trading market for CellNet Preferred Stock. The risk of changes in fair market value of the underlying CellNet Common Stock, which is listed and trades on the Nasdaq National Market, is eliminated by the adjustable rate of exchange of shares of CellNet Preferred Stock. The CellNet Preferred Stock pays dividends in cash or additional shares of CellNet Preferred Stock sufficient to meet the dividend requirements on the Redeemable Preferred Securities. Although changes in the fair market value of CellNet Common Stock have no effect on Funding's financial condition or results of operations, such changes may influence Funding's decision to redeem the Redeemable Preferred Securities or a Redeemable Preferred Security holder's decision to exchange those securities for CellNet Common Stock.

    The information below summarizes Funding's financial instruments exposed to market risks associated with fluctuations in interest rates as of March 31, 1999. The table presents principal cash flows and related interest rates by year of maturity for Funding's restricted cash and mandatorily Redeemable Preferred Securities in effect at March 31, 1999. This information excludes the potential exercise of the relevant redemption features (in thousands).

                                                YEAR OF MATURITY                                 TOTAL DUE
                              -----------------------------------------------------                  AT
                                1999       2000       2001       2002       2003     THEREAFTER   MATURITY   FAIR VALUE
                              ---------  ---------  ---------  ---------  ---------  ----------  ----------  -----------
Restricted Cash--
  Fixed Rate................  $   5,781  $   7,700  $   3,850         --         --          --  $   17,331   $  16,413
    Average Rate............        5.5%       5.6%       5.6%
Mandatorily Redeemable
  Preferred Securities--
  Fixed Rate................         --         --         --         --         --  $  110,000  $  110,000   $  60,500
    Interest Rate...........         --         --         --         --         --         7.0%

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

 EXHIBIT NO.                                     EXHIBIT TITLE
-------------  ---------------------------------------------------------------------------------
       27.1    Financial Data Schedule

    (b) REPORTS OF FORM 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CELLNET FUNDING, L.L.C.

Date: May 17, 1999              By:              /s/ PAUL G. MANCA
                                     -----------------------------------------
                                                   Paul G. Manca
                                              Chief Financial Officer
                                        (Principal Financial and Accounting
                                                      Officer)

                                 EXHIBIT INDEX

 EXHIBIT NO.                                     EXHIBIT TITLE
-------------  ---------------------------------------------------------------------------------
       27.1    Financial Data Schedule