Form 10-Q
period 1999-06-30
CELLNET FUNDING LLC
filed 1999-08-16
CIK 1068113

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

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /

    As of June 30, 1999, one share of Common Limited Liability Company Securities was issued and outstanding, which is beneficially owned by CellNet Data Systems, Inc., and 4,400,000 shares of 7% Exchangeable Limited Liability Company Preferred Securities were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      -----
PART I. FINANCIAL INFORMATION....................................................................................           3
             Item 1.  Financial Statements (Unaudited)...........................................................           3
                      Condensed Balance Sheets as of June 30, 1999 and December 31, 1998.........................           3
                      Condensed Statements of Operations for the Three and Six Months Ended June 30, 1999 and the
                        Period from April 21, 1998 (inception) to June 30, 1998..................................           4
                      Condensed Statements of Cash Flows for the Six Months Ended June 30, 1999 and the Period
                        from April 21, 1998 (inception) to June 30, 1998.........................................           5
                      Notes to Condensed Financial Statements....................................................           6
             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......
                                                                                                                            8
             Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................          14

PART II. OTHER INFORMATION.......................................................................................          16
             Item 1.  Legal Proceedings..........................................................................          16
             Item 2.  Changes in Securities......................................................................          16
             Item 3.  Defaults upon Senior Securities............................................................          16
             Item 4.  Submission of Matters to a Vote of Security Holders........................................          16
             Item 5.  Other Information..........................................................................          16
             Item 6.  Exhibits and Reports on Form 8-K...........................................................          16

SIGNATURE........................................................................................................          17

EXHIBIT INDEX....................................................................................................          18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                              CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
ASSETS
Noncurrent assets:

  Dividends receivable from Parent.....................................................  $    7,523   $    4,106

  Investment in CellNet Preferred Stock (Note 2).......................................      93,500       93,500

  Restricted cash (Note 2).............................................................      14,580       17,984
                                                                                         ----------  ------------

Total assets...........................................................................  $  115,603   $  115,590
                                                                                         ----------  ------------
                                                                                         ----------  ------------

LIABILITIES AND MEMBER'S EQUITY:

Current liability-accrued dividends payable to preferred security holders..............  $      641   $      642

Payable to Parent......................................................................         564          564
                                                                                         ----------  ------------

    Total liabilities..................................................................       1,205        1,206

Mandatorily reedemable preferred securities (Note 2)...................................     106,355      106,191

Member's Equity:

  Common limited liability security outstanding........................................          10           10

  Additional paid-in capital...........................................................       8,341        8,341

  Accumulated deficit..................................................................        (308)        (158)
                                                                                         ----------  ------------

    Total member's equity..............................................................       8,043        8,193
                                                                                         ----------  ------------

Total liabilities and member's equity..................................................  $  115,603   $  115,590
                                                                                         ----------  ------------
                                                                                         ----------  ------------

           See accompanying notes to condensed financial statements.

                              CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                      PERIOD FROM
                                                                                                       APRIL 21,
                                                                                                         1998
                                                                       THREE MONTHS    SIX MONTHS     (INCEPTION)
                                                                           ENDED          ENDED           TO
                                                                       JUNE 30, 1999  JUNE 30, 1999  JUNE 30, 1998
                                                                       -------------  -------------  -------------
Interest Income......................................................    $     218      $     447      $     136

Dividend income from Parent preferred
  stock..............................................................        1,732          3,417             --
                                                                       -------------  -------------  -------------

  Income before dividends and accretion on preferred securities......        1,950          3,864            136

Dividends and accretion on preferred securities (Note 2).............       (2,008)        (4,014)          (938)
                                                                       -------------  -------------  -------------

  Net loss applicable to common member...............................    $     (58)     $    (150)     $    (802)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

           See accompanying notes to condensed financial statements.

                              CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      PERIOD FROM
                                                                                                       APRIL 21,
                                                                                                         1998
                                                                                                      (INCEPTION)
                                                                                  SIX MONTHS ENDED    TO JUNE 30,
                                                                                    JUNE 30, 1999        1998
                                                                                  -----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss applicable to common member............................................     $      (150)     $      (802)

Adjustment to reconcile net loss applicable to common member to net cash used for operating activities:

    Noncash interest income.....................................................            (446)            (136)

    Accretion on preferred securities...........................................             164               39

    Changes in:

      Dividend receivable from Parent...........................................          (3,417)              --

      Accrued dividends payable to preferred security holders...................              (1)             899
                                                                                  -----------------  -------------

        Net cash used for operating activities..................................          (3,850)              --
                                                                                  -----------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturity of restricted cash.....................................           3,850               --

  Purchase of CellNet preferred stock...........................................              --          (93,500)

  Increase in restricted cash...................................................              --          (21,403)
                                                                                  -----------------  -------------

        Net cash provided by (used for) investing activities....................           3,850         (114,903)
                                                                                  -----------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of preferred securities, net of issuance
    costs.......................................................................              --          105,940

  Proceeds from sale of common liability security...............................              --               10

  Additional paid-in capital contributed by Parent..............................              --            8,341

  Payable to Parent.............................................................              --              612
                                                                                  -----------------  -------------

        Net cash provided by financing activities...............................              --          114,903
                                                                                  -----------------  -------------

NET CHANGE IN CASH..............................................................              --               --

CASH, beginning of period.......................................................              --               --
                                                                                  -----------------  -------------

CASH, end of period.............................................................     $        --      $        --
                                                                                  -----------------  -------------
                                                                                  -----------------  -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest........................................................     $        --      $        --
                                                                                  -----------------  -------------
                                                                                  -----------------  -------------

  Cash paid for income taxes....................................................     $        --      $        --
                                                                                  -----------------  -------------
                                                                                  -----------------  -------------

           See accompanying notes to condensed financial statements.

                              CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND THE PERIOD FROM APRIL 21,
                       1998 (INCEPTION) TO JUNE 30, 1998

1. BASIS OF PRESENTATION

    CellNet Funding, LLC ("Funding") is a special purpose limited liability company formed under the laws of the State of Delaware on April 21, 1998 as a wholly-owned subsidiary of CellNet Data Systems, Inc. ("CellNet"). Funding exists for the exclusive purpose of selling its preferred securities (see Note
2) and investing the proceeds of the sale thereof in restricted cash and CellNet's preferred stock. CellNet is the sole member of Funding that holds common securities. The business and affairs of Funding are conducted by CellNet and CellNet pays all of Funding's administrative expenses, which are not significant. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals considered necessary for a fair presentation of Funding's financial position as of June 30, 1999 and the results of operations and cash flows for the three and six months ended June 30, 1999, and the period from April 21, 1998 (inception) to June 30, 1998. This unaudited interim information should be read in conjunction with the audited financial statements of Funding for the period from April 21, 1998 (inception) through December 31, 1998 and the notes thereto, and the audited financial statements of CellNet for the year ended December 31, 1998 and the notes thereto.

    NET LOSS PER SHARE--Funding's one issued and outstanding common limited liability company security is owned directly by CellNet. Accordingly, Funding does not present net loss per share in its financial statements as such disclosure is not considered to be meaningful.

    COMPREHENSIVE LOSS--Comprehensive loss, the change in net assets during the period from nonowner sources, and the reported net loss were the same for all periods presented.

    SEGMENT INFORMATION--Funding operates in one reportable segment; issuing its preferred securities, investing the proceeds of the sale thereof in CellNet's preferred stock and restricted cash.

    RECENTLY ISSUED ACCOUNTING STANDARDS--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for quarters of fiscal years beginning after June 15, 2000. Funding has not fully assessed the implications of this new standard.

2. MANDATORILY REDEEMABLE PREFERRED SECURITIES

    In May 1998, Funding completed the sale of 7% Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities") for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,989,000. The recorded amount of the Preferred Securities will fully accrete to the face value of $110,000,000 on June 1, 2010. The restricted cash at June 30, 1999 of approximately $14,580,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips (the "Treasury Strips") which were placed in escrow upon the closing of the offering of the Preferred Securities. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through June 1, 2001.

                              CELLNET FUNDING, LLC
           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND THE PERIOD FROM APRIL 21,
                 1998 (INCEPTION) TO JUNE 30, 1998 (CONTINUED)

2. MANDATORILY REDEEMABLE PREFERRED SECURITIES (CONTINUED)
Dividend payments of $1,925,000 and $3,850,000 were made in the three and six months ended June 30, 1999, respectively, from proceeds of the Treasury Strips. No dividend payments were made for the period from April 21, 1998 (inception) to June 30, 1998.

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

    On May 19, 1998, after the investment in Treasury Strips, Funding applied the remaining net proceeds from the offering of the Preferred Securities together with other capital contributed by CellNet to purchase $93,500,000 of CellNet's Preferred Stock (the "CellNet Preferred Stock") which pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through September 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of common stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of CellNet's common stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010. During the three and six months ended June 30, 1999, Funding earned dividends on CellNet Preferred Stock of $1,732,000 and $3,417,000, respectively.

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

OVERVIEW

    Funding is a special purpose limited liability company formed under the laws of the State of Delaware on April 21, 1998 as a wholly-owned subsidiary of CellNet. Funding has no independent operations and exists for the exclusive purposes of selling the Preferred Securities, investing the proceeds of the sale thereof and engaging in other incidental activities. During May 1998, Funding completed the sale of the Preferred Securities for gross proceeds of $110.0 million. Net proceeds from the offering, after offering costs, were approximately $106.0 million.

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

    Pursuant to and to the extent set forth in the guarantee of the Preferred Securities (the "Guarantee") by CellNet for the benefit of the holders of the Preferred Securities, CellNet has agreed to pay in full to the holders of the Preferred Securities (except to the extent paid by Funding), as and when due, regardless of any defense, right of set off or counterclaim which Funding may have or assert, the following payments, without duplication: (i) any accrued and unpaid distributions that are required to be paid on the Preferred Securities, to the extent Funding has sufficient funds legally available therefor, (ii) the redemption price, with respect to any Preferred Securities called for redemption by Funding, to the extent Funding has sufficient funds legally available therefor, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of Funding, the lesser of (a) the aggregate of the liquidation preference and all accrued and unpaid dividends on the Redeemable Preferred Securities to the date of payment to the extent Funding has sufficient funds legally available therefor, and (b) the amount of assets of Funding remaining for distribution to holders of the Preferred Securities upon the liquidation of Funding. The Guarantee may also be subject to contractual restrictions under agreements governing future indebtedness of CellNet.

RESULTS OF OPERATIONS

    Funding is a wholly-owned subsidiary of CellNet, has no independent operations and exists for the exclusive purposes of selling the Preferred Securities, investing the proceeds from the sale thereof, and engaging in other incidental activities. The restricted cash at June 30, 1999 of $14.6 million includes a portion of the proceeds of the offering of the Preferred Securities which are designated for the payment of cash dividends through June 1, 2001. Funding invested the restricted cash in Treasury Strips which were placed in escrow upon the closing of the offering of the Preferred Securities. For the three months and the six months ended June 30, 1999, Funding earned interest on the amounts invested in Treasury Strips of $218,000 and $447,000, respectively. For the period from April 21, 1998 (inception) through June 30, 1998, Funding earned interest on the amount invested in Treasury Strips of $136,000. For the three and six months ended June 30, 1999, Funding accrued dividend income on CellNet Preferred Stock of $1.7 million and $3.4 million (which will be paid in additional shares of CellNet Preferred Stock). For the period April 21, 1998 (inception) through June 30, 1998, Funding accrued no income from CellNet Preferred Stock.

    For the three and six months ended June 30, 1999, Funding incurred $2.0 million and $4.0 million, respectively, in dividends and accretion on the Preferred Securities, for an aggregate net loss applicable to CellNet of $58,000 and $150,000, respectively. For the period from April 21, 1998 (inception) through June 30, 1998, Funding incurred $938,000 in dividends and accretion on the Preferred Securities, for an aggregate net loss applicable to CellNet of $802,000.

    Funding expects interest income to decrease each period through June 1, 2001 as restricted cash balances are used to pay cash dividends on the Preferred Securities. Funding expects dividend income to be approximately $1.7 million per quarter, absent the conversion or redemption of the CellNet Preferred Stock. Funding expects dividend will be approximately $1.9 million per quarter, absent conversion or redemption of the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

    During May 1998, Funding completed the sale of the Preferred Securities for gross proceeds of $110.0 million. Net proceeds from the offering, after offering costs, were approximately $106.0 million. The amount recorded as equity for the Preferred Securities will fully accrete to the face value of $110.0 million on June 1, 2010.

    The restricted cash at June 30, 1999 of approximately $14.6 million includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in Treasury Strips which were placed in escrow upon the closing of the offering of the Preferred Securities. On May 19, 1998, Funding purchased $93.5 million of CellNet Preferred Stock (85% of the gross proceeds from the offering of the Redeemable Preferred Securities) with the remaining proceeds of the offering plus capital contributed by CellNet of $8.3 million. The CellNet Preferred Stock pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of CellNet Common Stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of CellNet Common Stock at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010.

    The Preferred Securities bear a cumulative dividend at the rate of 7% per annum which must be paid quarterly in arrears each March 1, June 1, September 1 and December 1, which commenced September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet Common Stock, at the option of Funding. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through June 1, 2001. Funding paid dividends of approximately $1.9 million and $3.8 million during the three and six months ended June 30, 1999.

    Cash used for operating activities was approximately $3.9 million for the six months ended June 30, 1999 and consists primarily of dividends paid on the Preferred Securities offset by interest income receivable on the Treasury Strips.

    Cash provided by investing activities was approximately $3.9 million for the six months ended June 30, 1999 and consists of the proceeds received on maturity of two Treasury Strips. The restricted cash balance will decrease in future periods as preferred dividends are paid.

    There were no financing activities in the six months ended June 30, 1999. Funding expects cash provided from financing activities will not be significant as future periods are not anticipated to include proceeds from securities offerings.

CASH COMMITMENTS

    The Preferred Securities require payments of dividends to be made in cash through June 1, 2001. Funding has cash dividend obligations on the Preferred Securities of approximately $7.7 million in each of 1999 and 2000, and $3.9 million in 2001.

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

RANKING OF CELLNET PREFERRED STOCK; PRIOR PAYMENT OBLIGATIONS OF CELLNET;
  UNCERTAINTY OF REDEMPTION

    The CellNet Preferred Stock will be subordinated to all existing and future indebtedness and other liabilities of CellNet, and will, with respect to dividend distributions and distributions upon the liquidation, winding-up or dissolution of CellNet, rank senior to all common stock and senior to or PARI PASSU with all other capital stock of CellNet. There are no terms in the CellNet Preferred Stock, the Preferred Securities or the Guarantee that limit CellNet's ability to incur additional indebtedness or issue PARI PASSU preferred stock. As of June 30, 1999, CellNet had approximately $414.5 million of indebtedness outstanding and no preferred stock outstanding other than the CellNet Preferred Stock issued to Funding. CellNet has authorized the issuance of up to 15 million shares of preferred stock. The Indenture permits CellNet to incur substantial additional indebtedness and issue additional preferred stock. Any new indebtedness incurred by CellNet, any securities issued to refinance existing indebtedness and any future issuances of new series of CellNet preferred stock may prohibit or restrict the redemption of the CellNet Preferred Stock for cash, thus effectively prohibiting or restricting Funding's ability to redeem the Preferred Securities for cash.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

  PARTNERSHIP STATUS

    Funding's ability to pay dividends on Preferred Securities depends, in part, on the classification and treatment of Funding as a partnership for federal income tax purposes. No ruling from the Internal Revenue Service (the "IRS") as to such classification or treatment has been or is expected to be requested. Assuming Funding is classified as a partnership for federal income tax purposes, Funding intends to issue each holder of Preferred Securities an IRS Form K-1 on or about June 30 of each relevant year and will not issue a Form 1099.

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

    The Rights expire (the "Expiration Date") on the earliest of (a) November 24, 2008, (b) the consummation of any of the following transactions: (i) CellNet merges into another entity, (ii) an acquiring entity merges into CellNet, or
(iii) CellNet sells more than fifty percent (50%) of its assets or earning power, (c) the effective date of a redemption of the Rights determined by the Board of Directors, and (d) the time at which the Board of Directors orders an exchange of the Rights.

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

    At June 30, 1999, Funding had $93.5 million of CellNet Preferred Stock, which is exchangeable into shares of CellNet Common Stock, at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. There exists no established public trading market for CellNet Preferred Stock. The risk of changes in fair market value of the underlying CellNet Common Stock, which is listed and trades on the Nasdaq National Market, is eliminated by the adjustable rate of exchange of shares of CellNet Preferred Stock. The CellNet Preferred Stock pays dividends in cash or additional shares of CellNet Preferred Stock sufficient to meet the dividend requirements on the Redeemable Preferred Securities. Although changes in the fair market value of CellNet Common Stock have no effect on Funding's financial condition or results of operations, such changes may influence Funding's decision to redeem the Preferred

Securities or a Preferred Security holder's decision to exchange those securities for CellNet Common Stock.

    The information below summarizes Funding's financial instruments exposed to market risks associated with fluctuations in interest rates as of June 30, 1999. The table presents principal cash flows and related interest rates by year of maturity for Funding's restricted cash and mandatorily Preferred Securities in effect at June 30, 1999. This information excludes the potential exercise of the relevant redemption features (in thousands).

                                                         YEAR OF MATURITY                                   TOTAL DUE
                                     ---------------------------------------------------------                  AT        FAIR
                                       1999       2000       2001        2002         2003      THEREAFTER   MATURITY     VALUE
                                     ---------  ---------  ---------     -----        -----     ----------  ----------  ---------
Restricted Cash--
  Fixed Rate.......................  $   3,858  $   7,700  $   3,850          --           --           --  $   15,408  $  14,623
  Average Rate.....................       5.60%      5.60%      5.60%         --           --           --
Mandatorily Redeemable
  Preferred Securities--
  Fixed Rate.......................         --         --         --          --           --   $  110,000  $  110,000  $  85,800
  Interest Rate....................         --         --         --          --           --          7.0%

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

EXHIBIT
 NO.   EXHIBIT TITLE
------ --------------------------------------------------------------------------
 27.1  Financial Data Schedule

    (b) REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CELLNET FUNDING, L.L.C.

Date: August 16, 1999           By:              /s/ PAUL G. MANCA
                                     -----------------------------------------
                                                   Paul G. Manca
                                              CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
 NO.   EXHIBIT TITLE
------ --------------------------------------------------------------------------
 27.1  Financial Data Schedule