Form 10-Q
period 1999-09-30
CELLNET FUNDING LLC
filed 1999-11-15
CIK 1068113

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /

    As of September 30, 1999, one share of Common Limited Liability Company Securities was issued and outstanding, which is beneficially owned by CellNet Data Systems, Inc., and 4,400,000 shares of 7% Exchangeable Limited Liability Company Preferred Securities were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I.  FINANCIAL INFORMATION..............................      2

Item 1.  CellNet Funding LLC Financial Statements
  (Unaudited)...............................................      2

  CellNet Funding LLC Condensed Balance Sheets as of
    September 30, 1999 and December 31, 1998................      2

  CellNet Funding LLC Condensed Statement of Operations for
    the Three and Nine Months Ended September 30, 1999 and
    the Three Months and Period from April 21, 1998
    (inception) to September 30, 1998.......................      3

  CellNet Funding LLC Condensed Statement of Cash Flows for
    the Nine Months Ended September 30, 1999 and the Period
    from April 21, 1998 (inception) to September 30, 1998...      4

  Notes to CellNet Funding LLC Condensed Financial
    Statements..............................................      5

    CellNet Data Systems, Inc. Consolidated Financial
     Statements (Unaudited).................................      8

    CellNet Data Systems, Inc. Condensed Consolidated
     Balance Sheets as of September 30, 1999 and
     December 31, 1998......................................      8

    CellNet Data Systems, Inc. Condensed Consolidated
     Statements of Operations for the Three and Nine Months
     Ended September 30, 1999 and 1998......................      9

    CellNet Data Systems, Inc. Condensed Consolidated
     Statements of Cash Flow for the Three and Nine Months
     Ended September 30, 1999 and 1998......................     10

    CellNet Data Systems, Inc. Notes to Consolidated
     Financial Statements...................................     11

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     14

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk...............................................     21

PART II.  OTHER INFORMATION.................................     22

Item 1.  Legal Proceedings..................................     22

Item 2.  Changes in Securities..............................     22

Item 3.  Defaults upon Senior Securities....................     22

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................     22

Item 5.  Other Information..................................     22

Item 6.  Exhibits and Reports on Form 8-K...................     22

SIGNATURE...................................................     23

EXHIBIT INDEX...............................................  24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                              CELLNET FUNDING, LLC

           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
Noncurrent assets:
  Dividends receivable from Parent..........................    $  9,306        $  4,106
  Investment in CellNet Preferred Stock (Note 2)............      93,500          93,500
  Restricted cash (Note 2)..................................      12,830          17,984
                                                                --------        --------
    Total assets............................................    $115,636        $115,590
                                                                ========        ========

                             LIABILITIES AND MEMBER'S EQUITY

Current liability-accrued dividends payable to preferred
  security holders..........................................    $    641        $    642
Payable to Parent...........................................         564             564
                                                                --------        --------
    Total liabilities.......................................       1,205           1,206
Mandatorily redeemable preferred securities (Note 2)........     106,438         106,191
Member's Equity:
  Common limited liability security outstanding.............          10              10
  Additional paid-in capital................................       8,341           8,341
  Accumulated deficit.......................................        (358)           (158)
                                                                --------        --------
    Total member's equity...................................       7,993           8,193
                                                                --------        --------
Total liabilities and member's equity.......................    $115,636        $115,590
                                                                ========        ========

           See accompanying notes to condensed financial statements.

                              CELLNET FUNDING, LLC

           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                              PERIOD FROM
                                                     THREE MONTHS ENDED      NINE MONTHS     APRIL 21, 1998
                                                       SEPTEMBER 30,            ENDED        (INCEPTION) TO
                                                   ----------------------   SEPTEMBER 30,    SEPTEMBER 30,
                                                     1999          1998          1999             1998
                                                   --------      --------   --------------   --------------
Interest Income..................................  $   175       $   291        $  622           $  427
Dividend income from CellNet Preferred Stock.....    1,782         2,457         5,199            2,457
                                                   -------       -------        ------           ------
  Income before dividends and accretion on
    preferred securities.........................    1,957         2,748         5,821            2,884
Dividends and accretion on preferred securities
  (Note 2).......................................   (2,007)       (2,007)       (6,021)          (2,945)
                                                   -------       -------        ------           ------
  Net loss applicable to common member...........  $   (50)      $  (741)       $ (200)          $  (61)
                                                   =======       =======        ======           ======

           See accompanying notes to condensed financial statements.

                              CELLNET FUNDING, LLC

           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               NINE MONTHS       PERIOD FROM APRIL 21,
                                                                  ENDED           1998 (INCEPTION) TO
                                                            SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                            ------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common member....................        $  (200)             $     (61)
    Adjustments to reconcile net loss applicable to common
      member to net cash used for operating activities:
      Noncash interest income.............................           (621)                  (398)
      Accretion on preferred securities...................            247                    122
      Changes in:
        Dividend receivable from Parent...................         (5,200)                (2,457)
        Accrued dividends payable to preferred security
          holders.........................................             (1)                   642
                                                                  -------              ---------
          Net cash used for operating activities..........         (5,775)                (2,152)
                                                                  -------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturity of restricted cash...........          5,775                  2,182
      Purchase of CellNet Preferred Stock.................             --                (93,500)
      Increase in restricted cash.........................             --                (21,433)
                                                                  -------              ---------
          Net cash provided by (used for) investing
            activities....................................          5,775               (112,751)
                                                                  -------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of preferred securities, net
        of issuance costs.................................             --                105,940
      Proceeds from sale of common liability security.....             --                     10
      Additional paid-in capital contributed by Parent....             --                  8,341
      Payable to Parent...................................             --                    612
                                                                  -------              ---------
          Net cash provided by financing activities.......             --                114,903
                                                                  -------              ---------
NET CHANGE IN CASH........................................             --                     --
CASH, beginning of period.................................             --                     --
                                                                  -------              ---------
CASH, end of period.......................................        $    --              $      --
                                                                  =======              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..................................        $    --              $      --
                                                                  =======              =========
  Cash paid for income taxes..............................        $    --              $      --
                                                                  =======              =========

           See accompanying notes to condensed financial statements.

                              CELLNET FUNDING, LLC

           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE
          PERIOD FROM APRIL 21, 1998 (INCEPTION) TO SEPTEMBER 30, 1998

1.  BASIS OF PRESENTATION

    CellNet Funding, LLC ("Funding") is a special purpose limited liability company formed under the laws of the State of Delaware on April 21, 1998 as a wholly-owned subsidiary of CellNet Data Systems, Inc. ("CellNet"). Funding exists for the exclusive purpose of selling its preferred securities (see
Note 2) and investing the proceeds of the sale thereof in restricted cash and CellNet's preferred stock. CellNet is the sole member of Funding that holds common securities. The business and affairs of Funding are conducted by CellNet and CellNet pays all of Funding's administrative expenses, which are not significant. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals considered necessary for a fair presentation of Funding's financial position as of September 30, 1999 and the results of operations and cash flows for the three and nine months ended September 30, 1999, and the three months ended September 30, 1998 and period from April 21, 1998 (inception) to
September 30, 1998. This unaudited interim information should be read in conjunction with the audited financial statements of Funding for the period from April 21, 1998 (inception) through December 31, 1998 and the notes thereto, and the audited financial statements of CellNet for the year ended December 31, 1998 and the notes thereto.

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Funding's ability to meet its obligations, including payment of dividends and distributions on and redemption of its 7% Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities"), is dependent on restricted cash of approximately $12,830,000 and interest thereon designated for the payment of cash dividends on the Preferred Securities through June 1, 2001, the receipt of dividends on its CellNet Preferred Stock in the form of cash or shares of CellNet common stock, the receipt of the mandatory redemption payment on its CellNet Preferred Stock on June 1, 2010, the limited guarantee of the Preferred Securities provided by CellNet and the payment by CellNet of Funding's administrative expenses (see
Note 2). Funding's ability to continue as a going concern is largely dependent upon CellNet's ability to continue as a going concern. As shown in the financial statements of CellNet, during the nine months ended September 30, 1999, CellNet used cash in operating activities of $52,946,000; additionally, CellNet used $72,332,000 of cash for the construction of networks for the nine months ended September 30, 1999. As of September 30, 1999, CellNet had cash, cash equivalents and short-term investments of $18,322,000 and its accumulated deficit was $549,091,000. These factors among others may indicate that CellNet and Funding will be unable to continue as going concerns for a reasonable period of time.

    The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Funding be unable to continue as a going concern. Management of CellNet is actively engaged in several steps designed to enable CellNet to meet the capital requirements of its business, which include continuing its efforts to obtain additional short- and long-term financing, such as that described in Note 5 to CellNet's financial statements, to fund growth and operations; restructuring CellNet's balance sheet, which may adversely affect the equity stake of its common shares and the Preferred Securities of Funding; streamlining costs by consolidating its former Commercial Data Services group with its other operating units and redeploying those personnel appropriately; removing certain assets, such as wide area network

                              CELLNET FUNDING, LLC

           (A WHOLLY-OWNED SUBSIDIARY OF CELLNET DATA SYSTEMS, INC.)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE
          PERIOD FROM APRIL 21, 1998 (INCEPTION) TO SEPTEMBER 30, 1998

1.  BASIS OF PRESENTATION (CONTINUED)

components, of its California broad deployment network and redeploying such assets where they can be better utilized in current operations; and implementing efforts to reduce its corporate expenditures.

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

2.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

    In May 1998, Funding completed the sale of 7% Exchangeable Preferred Securities Mandatorily Redeemable 2010 (the "Preferred Securities") for gross proceeds of $110,000,000. Net proceeds from the offering, after offering costs, were approximately $105,989,000. The recorded amount of the Preferred Securities will fully accrete to the face value of $110,000,000 on June 1, 2010. The restricted cash at September 30, 1999 of approximately $12,830,000 includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in U.S. Treasury strips (the "Treasury Strips") which were placed in escrow upon the closing of the offering of the Preferred Securities. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through June 1, 2001.

    Dividend payments of $1,925,000 and $5,775,000 were made in the three and nine months ended September 30, 1999, respectively, from the proceeds of the Treasury Strips. Dividend payments of $2,182,000 were made in the three months ended September 30, 1998 and for the period from April 21, 1998 (inception) to September 30, 1998.

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

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE
          PERIOD FROM APRIL 21, 1998 (INCEPTION) TO SEPTEMBER 30, 1998

2.  MANDATORILY REDEEMABLE PREFERRED SECURITIES (CONTINUED)

a rate of 1.8328 shares of CellNet common stock per Preferred Security, or $13.64 per share, subject to adjustment. On or prior to June 1, 2001, the Preferred Securities must be automatically exchanged for CellNet common stock at an exchange price of $13.64 per share in the event the Current Market Value (which is a formula as defined in the Written Action of the Manager of Funding, (the "Written Action")) of CellNet's common stock equals or exceeds the following percentage of the exchange price, for at least 20 days of any 30-day trading period during the 12 month period ending on June 1 of the indicated year; 170% on and prior to June 1, 1999; 160% from June 2, 1999 through June 1, 2000; and 150% from June 2, 2000 through June 1, 2001. The Preferred Securities are subjected to mandatory redemption on June 1, 2010 at a redemption price of 100% of the liquidation preference of the Preferred Securities, plus accrued and unpaid dividends, if any. Funding may redeem, at its option, the Preferred Securities, in whole or in part, at any time on or after June 1, 2001 at certain redemption prices equal to a percentage of the liquidation preference (set forth in the Written Action) which declines each year until maturity of the Preferred Securities, together with accrued and unpaid dividends, if any.

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

    On May 19, 1998, after the investment in Treasury Strips, Funding applied the remaining net proceeds from the offering of the Preferred Securities together with other capital contributed by CellNet to purchase $93,500,000 of CellNet's Preferred Stock (the "CellNet Preferred Stock") which pays dividends each March 1, June 1, September 1, and December 1 in additional shares of CellNet Preferred Stock through September 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of common stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable at the option of Funding, at any time prior to June 1, 2010 into shares of CellNet's common stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010. During the three and nine months ended September 30, 1999, Funding earned dividends on CellNet Preferred Stock of $1,782,000 and $5,199,000, respectively. During both the three months ended September 30, 1998 and the period from April 21, 1998 (inception) to September 30, 1998, Funding earned dividends on CellNet Preferred Stock of $2,457,000, respectively.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CELLNET DATA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................    $  14,539      $  35,505
  Short-term investments....................................        3,783         50,728
  Accounts receivable--trade................................        9,517          5,022
  Accounts receivable--other................................        4,130          2,442
  Prepaid expenses and other................................        2,747          1,358
                                                                ---------      ---------
  Total current assets......................................       34,716         95,055
Networks--net...............................................      232,444        176,090
Network components and inventory............................       26,093         32,616
Restricted cash.............................................       12,830         17,984
Property--net...............................................       13,079         16,499
Debt issuance costs and other--net..........................        5,138          5,818
                                                                ---------      ---------
  Total assets..............................................    $ 324,300      $ 344,062
                                                                =========      =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................    $  19,288      $  11,703
  Accrued compensation and related benefits.................        7,393          4,970
  Accrued liabilities.......................................        7,305          4,168
  Current portion of capital lease obligations..............          473            691
                                                                ---------      ---------
    Total current liabilities...............................       34,459         21,532
Senior notes................................................      358,292        316,709
Revolving credit agreements.................................       82,400         31,350
Deferred revenue............................................        5,094          5,339
Capital lease obligations...................................          155            437
Commitments and contingencies (Note 4)......................           --             --
Mandatorily redeemable preferred securities of subsidiary
  holding solely Company preferred stock....................      106,438        106,191
Stockholders' deficit:
  Preferred stock--$.001 par value; 15,000,000 shares
    authorized; no shares outstanding.......................           --             --
  Common stock--$.001 par value; 300,000,000 shares
    authorized; shares outstanding, 1999: 43,172,021; 1998:
    42,494,406..............................................      212,536        211,672
Notes receivable from sale of common stock..................         (528)          (640)
Warrants....................................................       74,545         74,545
Accumulated deficit.........................................     (549,091)      (423,085)
Net unrealized gain on short-term investments...............            0             12
                                                                ---------      ---------
  Total stockholders' deficit...............................      262,538       (137,496)
                                                                ---------      ---------
Total liabilities and stockholders' deficit.................    $ 324,300      $ 344,062
                                                                =========      =========

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     -------------------   ---------------------
                                                       1999       1998       1999        1998
                                                     --------   --------   ---------   ---------
Revenues:
  Network service revenues.........................  $  6,151   $  2,896   $  15,747   $   7,346
  Product revenues.................................       229        144         749         552
  License fees and other revenues..................       224        457         830         728
                                                     --------   --------   ---------   ---------
    Total revenues.................................     6,604      3,497      17,326       8,626
                                                     --------   --------   ---------   ---------

Costs and expenses:
  Cost of network operations.......................    11,137      8,729      26,373      20,165
  Cost of product and other revenues...............       104        500         792         958
  Research and development.........................     6,544      7,115      20,033      22,613
  Marketing and sales..............................     3,314      2,870       9,186       8,768
  General and administrative.......................     5,203      3,752      14,681      11,890
  Depreciation and amortization....................     8,057      4,784      21,690      13,431
                                                     --------   --------   ---------   ---------
    Total costs and expenses.......................    34,359     27,750      92,755      77,825
                                                     --------   --------   ---------   ---------
Loss from operations...............................   (27,755)   (24,253)    (75,429)    (69,199)
Equity in net loss of unconsolidated affiliate.....    (1,555)      (815)     (3,689)     (1,796)
Other income (expense):
  Interest income..................................       535      2,175       2,359       6,114
  Interest expense, net of capitalized interest....   (15,511)   (10,897)    (43,097)    (32,571)
  Other--net.......................................       (82)        17        (123)       (159)
                                                     --------   --------   ---------   ---------
    Total other income (expense), net..............   (15,058)    (8,705)    (40,861)    (26,616)
                                                     --------   --------   ---------   ---------
Loss before provision for income taxes and
  dividends and accretion on preferred
  securities.......................................   (44,368)   (33,773)   (119,979)    (97,611)
Provision for income taxes.........................        --         --           6          --
                                                     --------   --------   ---------   ---------
Loss before dividends and accretion on preferred
  securities.......................................   (44,368)   (33,773)   (119,985)    (97,611)
Dividends and accretion on preferred securities of
  subsidiary.......................................    (2,007)    (2,007)     (6,021)     (2,945)
                                                     --------   --------   ---------   ---------
Net loss applicable to common stockholders.........  $(46,375)  $(35,780)  $(126,006)  $(100,556)
                                                     ========   ========   =========   =========
Basic and diluted net loss per share...............  $  (1.08)  $  (0.86)  $   (2.95)  $   (2.43)
                                                     ========   ========   =========   =========
Shares used in computing net loss per share........    43,037     41,764      42,786      41,460
                                                     ========   ========   =========   =========

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss applicable to common stockholders................  $(126,006)  $(100,556)
  Adjustments to reconcile net loss applicable to common
    stockholders to net cash used for operating activities:
    Depreciation and amortization...........................     21,690      13,431
    Accretion on senior notes, net of capitalized
     interest...............................................     39,570      32,190
    Accretion on preferred securities.......................        247         122
    Amortization of debt issuance costs.....................        491         304
    Equity in net loss of unconsolidated affiliate..........      3,690       1,796
    Other...................................................      2,044        (122)
    Changes in:
      Accounts receivable--trade............................     (4,495)     (1,774)
      Accounts receivable--other............................     (1,688)      1,855
      Prepaid expenses and other............................     (1,389)        373
      Accounts payable......................................      7,585       5,410
      Accrued compensation and related benefits.............      2,423       1,802
      Accrued liabilities and deferred revenues.............      2,892       2,162
                                                              ---------   ---------
        Net cash used for operating activities..............    (52,946)    (43,007)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Networks..................................................    (72,332)    (66,714)
  Network components and inventory..........................      6,523      (9,163)
  Purchase of property......................................     (2,904)     (5,946)
  Investment in unconsolidated affiliates...................     (3,690)     (3,327)
  Purchase of short-term investments........................    (15,380)    (95,400)
  Proceeds from sales and maturities of short-term
    investments.............................................     62,313      88,807
  Increase in restricted cash...............................         --     (21,433)
  Proceeds from maturity of restricted cash.................      5,775       2,182
  Other assets..............................................        189        (307)
                                                              ---------   ---------
        Net cash used for investing activities..............    (19,506)   (111,301)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit agreements.................     51,050          --
  Proceeds from issuance of preferred securities............         --     105,940
  Repayment of capital lease obligations....................       (540)       (521)
  Proceeds from sale of common stock, net of repurchases....        864         846
  Collection of notes receivable from sale of common
    stock...................................................        112          28
                                                              ---------   ---------
        Net cash provided by financing activities...........     51,486     106,293
                                                              ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (20,966)    (48,015)
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, Beginning of period..............     35,505     111,112
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, End of period....................  $  14,539   $  63,097
                                                              =========   =========
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property under capital leases..............  $      40   $     834
  Capitalization of interest into networks..................  $   2,013   $   3,086
  Change in unrealized gain (loss) on short-term
    investments.............................................  $     (12)  $      38
  Conversion of warrants into common stock..................  $      --   $       1
  Repurchase of unvested common stock and cancellation of
    related notes receivable................................  $      --   $       8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $   2,523   $      78
  Cash paid for income taxes................................  $       6   $      --

     See accompanying notes to condensed consolidated financial statements.

                           CELLNET DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

1.  BASIS OF PRESENTATION

    In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals the Company considers necessary for a fair presentation of the Company's financial position as of September 30, 1999 and the results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998. This unaudited interim information should be read in conjunction with the audited consolidated financial statements of CellNet Data Systems, Inc. and the notes thereto for the year ended December 31, 1998. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 1999, the Company used cash in operating activities of $52,946,000; additionally, the Company used $72,332,000 of cash for the construction of networks for the nine months ended September 30, 1999. As of September 30, 1999, the Company had cash, cash equivalents and short-term investments of $18,322,000 and its accumulated deficit was $549,091,000. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

    The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. Management is actively engaged in several steps designed to enable the Company to meet the capital requirements of its business, which include: continuing the Company's efforts to obtain additional short- and long-term financing, such as that described in Note 5 of the condensed consolidated financial statements, to fund growth and operations; restructuring of the Company's balance sheet, which may adversely affect the equity stake of the Company's common shares and the 7% Exchangeable Preferred Securities of CellNet Funding LLC; streamlining costs by consolidating its former Commercial Data Services group with other operating units and redeploying those personnel appropriately; removing certain assets, such as wide area network components, of its California broad deployment network and redeploying such assets where they can be better utilized in other current operations; and implementing efforts to reduce corporate expenditures.

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cash flows. The comprehensive net loss was $46,374,000 and $35,748,000 for the three months ended September 30, 1999 and 1998, respectively. The comprehensive net loss was $126,018,000 and $100,518,000 for the nine months ended
September 30, 1999 and 1998, respectively. The comprehensive net loss differs from the net loss applicable to common stockholders by the net unrealized gain or loss on short-term investments.

    In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment: the design, development and operation of its CellNet

                           CELLNET DATA SYSTEMS, INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

1.  BASIS OF PRESENTATION (CONTINUED)

wireless data communication system to provide automated network meter reading and other services to the utility industry. The Company operates exclusively in the United States.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS 133 is effective for quarters of fiscal years beginning after June 15, 2000. The Company has not fully assessed the implications of this new standard.

2.  NET LOSS PER SHARE

    Basic EPS for the periods presented is computed by dividing net loss by the weighted average of common shares outstanding (excluding shares subject to repurchase). Diluted EPS for all periods presented was computed the same as basic EPS since all other potential dilutive securities (common stock subject to repurchase, common stock options and warrants and mandatorily redeemable preferred securities) are excluded as they are antidilutive.

3.  CUSTOMER LINE OF CREDIT

    In September 1999, one of CellNet's wholly-owned subsidiaries amended its $40,000,000 term loan agreement (the "Term Loan") with one of its customers, to provide additional borrowings of up to $31,500,000, bringing the total borrowing capacity of the Term Loan to $71,500,000. As in the original Term Loan, borrowings bear interest at 6.5% per annum and are secured by the subsidiary's assets, contracts and leases. The Term Loan provides for monthly drawdowns. Interest on the drawdowns is payable quarterly. The drawdowns are payable on June 30, 2004. At September 30, 1999, the wholly-owned subsidiary had outstanding drawdowns of $25,800,000 which are included in revolving credit agreements in the condensed consolidated balance sheet.

4.  COMMITMENTS AND CONTINGENCIES

    In October 1996, Itron, one of CellNet's competitors, filed a complaint against CellNet in the Federal District Court in Minnesota, alleging that CellNet infringed an Itron patent which was issued in September 1996. Itron sought a judgement for damages, attorneys' fees and injunctive relief. On January 28, 1999, the Court ruled in favor of CellNet that, as a matter of law, CellNet's system did not infringe the Itron patent. The Court also ruled in favor of Itron that the Itron patent was valid against certain prior art. Itron is appealing the Court's ruling. Consequently, CellNet is cross appealing the validity issue. CellNet believes that the ultimate outcome of the lawsuit is not expected to have a material adverse effect on CellNet's operating results, financial condition and cash flows.

    In April 1997, CellNet filed a patent infringement suit against Itron in the Federal District Court for the Northern District of California, claiming that Itron's use of its electric meter reading Encoder Receiver Transmitter (ERT-Registered Trademark-) device infringes CellNet's U.S. Patent
No. 4,783,623. CellNet sought an injunction, damages and other relief. On November 2, 1998, the Court ruled that Itron's patent does not infringe upon CellNet's Patent No. 4,783,623. CellNet filed an appeal of the Court's ruling.

                           CELLNET DATA SYSTEMS, INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

5.  SUBSEQUENT EVENT

    On November 9, 1999 certain holders of the Company's 1997 Notes purchased $10,000,000 of the Company's 15% Senior Secured Notes due November 30, 1999 ("1999 Notes") in order to enable the Company to meet its short-term cash requirements for the month of November. The 1999 Notes are secured by substantially all of the assets of the Company, including the stock in substantially all of its subsidiaries. All of the Company's subsidiaries other than those holding the Company's interests in the existing projects for AmerenUE, Kansas City Power & Light, and Puget Sound Energy, Inc. and those holding the Company's interests in the international joint venture with Bechtel Enterprises, Inc. have guaranteed the Company's obligations under the 1999 Notes. The purchasers of the 1999 Notes have no obligation to refinance the 1999 Notes when they become due. The purchasers of the 1999 Notes also have no obligation to purchase additional notes or to otherwise loan or make funds available to the Company in order to allow the Company to meet its cash requirements for December 1999 and beyond (including the cash required to repay principal and interest on the 1999 Notes). The purchasers of the 1999 Notes may refinance the 1999 Notes, purchase additional notes or otherwise loan or make available additional funds to the Company subject to mutual agreement between the parties to do so, but no such agreement has yet been concluded or should be assumed.

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

RESULTS OF OPERATIONS

    Funding is a wholly-owned subsidiary of CellNet, has no independent operations and exists for the exclusive purposes of selling the Preferred Securities, investing the proceeds from the sale thereof, and engaging in other incidental activities. The restricted cash at September 30, 1999 of $12.8 million includes a portion of the proceeds of the offering of the Preferred Securities which are designated for the payment of cash dividends through June 1, 2001. Funding invested the restricted cash in Treasury Strips which were placed in escrow upon the closing of the offering of the Preferred Securities. For the three months ended September 30, 1999 and 1998, Funding earned interest on the amounts invested in Treasury Strips of $175,000 and $291,000, respectively. For the nine months ended September 30, 1999 and the period from April 21, 1998 (inception) through September 30, 1998, Funding earned interest of $ 622,000 and $427,000, respectively, on the amount invested in Treasury Strips. For the three months ended September 30, 1999 and 1998, Funding accrued dividend income on CellNet Preferred Stock of $1.8 million and $2.5 million, respectively, (which will be paid in additional shares of CellNet Preferred Stock). For the nine months ended September 30, 1999 and the period from April 21, 1998 (inception) through September 30, 1998, Funding accrued dividend income on CellNet Preferred Stock of $5.2 million and $2.5 million, respectively.

    Funding incurred dividends and accretion on the Preferred Securities of $2.0 million in both the three months ended September 30, 1999 and 1998, for an aggregate net income (loss) applicable to CellNet of $(50,000) and $741,000, respectively. For the nine months ended September 30, 1999 and the period from April 21, 1998 (inception) through September 30, 1998, Funding incurred dividends and accretion on Preferred Securities of $6.0 million and $2.9 million, respectively, for an aggregate net loss applicable to CellNet of $200,000 and $61,000, respectively.

    Funding expects interest income to decrease each period through June 1, 2001 as restricted cash balances are used to pay cash dividends on the Preferred Securities. Funding expects dividend income to be approximately $1.7 million per quarter, absent the conversion or redemption of the CellNet Preferred Stock. Funding expects dividend expense will be approximately $1.9 million per quarter, absent the conversion or redemption of the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

    During May 1998, Funding completed the sale of the Preferred Securities for gross proceeds of $110.0 million. Net proceeds from the offering, after offering costs, were approximately $106.0 million. The amount recorded as equity for the Preferred Securities will fully accrete to the face value of $110.0 million on June 1, 2010.

    The restricted cash at September 30, 1999 of approximately $12.8 million includes the proceeds of the offering which are designated for the payment of cash dividends on the Preferred Securities through June 1, 2001. Funding invested the restricted cash in Treasury Strips which were placed in escrow upon the closing of the offering of the Preferred Securities. On May 19, 1998, Funding purchased $93.5 million of CellNet Preferred Stock (85% of the gross proceeds from the offering of the Preferred Securities) with the remaining proceeds of the offering plus capital contributed by CellNet of $8.3 million. The CellNet Preferred Stock pays dividends each March 1, June 1, September 1 and December 1 in additional shares of CellNet Preferred Stock through June 1, 2001. Subsequent to June 1, 2001, dividends are payable in cash or shares of CellNet Common Stock, at the option of CellNet. The CellNet Preferred Stock is exchangeable, at the option of Funding, at any time prior to June 1, 2010 into shares of CellNet Common Stock at an exchange rate based on the exchange rate of the Preferred Securities. The CellNet Preferred Stock is subject to mandatory redemption on June 1, 2010.

    The Preferred Securities bear a cumulative dividend at the rate of 7% per annum which must be paid quarterly in arrears each March 1, June 1 September 1 and December 1, which commenced September 1, 1998. The dividend is payable in cash through June 1, 2001 and thereafter, by cash or shares of CellNet Common Stock, at the option of Funding. The Treasury Strips have been pledged to The Bank of New York as escrow agent (the "Escrow Agent") pursuant to an escrow agreement for the benefit of the holders of the Preferred Securities. The Escrow Agent is required under the Escrow Agreement to release from escrow amounts sufficient to pay quarterly dividends on the Preferred Securities through June 1, 2001. Funding paid dividends of approximately $1.9 million and $5.8 million during the three and nine months ended September 30, 1999.

    Cash used for operating activities was approximately $5.8 million for the nine months ended September 30, 1999 and consists primarily of dividends paid on the Preferred Securities offset by interest income receivable on Treasury Strips.

    Cash provided by investing activities was approximately $5.8 million for the nine months ended September 30, 1999 and consists of proceeds received on the maturity of three Treasury Strips. The restricted cash balance will decrease in future periods as preferred dividends are paid.

    There were no financing activities in the nine months ended September 30, 1999. Funding expects cash provided from financing activities will not be significant, as future periods are not anticipated to include proceeds from securities offerings.

CASH COMMITMENTS

    The Preferred Securities require payments of dividends to be made in cash through June 1, 2001. Funding has cash dividend obligations on the Preferred Securities of approximately $7.7 million in each of 1999 and 2000, and $3.9 million in 2001.

YEAR 2000 COMPLIANCE

    As a wholly-owned subsidiary of CellNet, Funding's Year 2000 compliance plan is dependent on CellNet's Year 2000 compliance plans for its consolidated operations. Because Funding has no independent operations, Funding has not addressed the state of the Year 2000 readiness, compliance costs, risks or contingency plans of Funding.

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

BECAUSE WE ARE DEPENDENT ON CELLNET'S SUCCESS, ANY FINANCIAL DIFFICULTIES
  EXPERIENCED BY CELLNET COULD MATERIALLY ADVERSELY EFFECT THE PREFERRED SECURITIES

    Because our success is completely dependent on the success of CellNet, any financial difficulties experienced by CellNet will adversely affect the value of the Preferred Securities. In CellNet's quarterly report on Form 10-Q for the quarter ended September 30, 1999, CellNet reported that it had been unsuccessful in securing additional capital necessary to fund the continued operation and growth of its business. CellNet also reported that it requires substantial additional funds to maintain current operations, to develop, commercially, deploy and expand its network, and to fund operating losses. CellNet reported that if it is not able to raise sufficient funds, its business will suffer and could fail. In the event that financial difficulties at CellNet continue or worsen, the value of the Preferred Securities could decline.

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

RANKING OF CELLNET PREFERRED STOCK; PRIOR PAYMENT OBLIGATIONS OF CELLNET;
  UNCERTAINTY OF REDEMPTION

    The CellNet Preferred Stock will be subordinated to all existing and future indebtedness and other liabilities of CellNet, and will, with respect to dividend distributions and distributions upon the liquidation, winding-up or dissolution of CellNet, rank senior to all common stock and senior to or PARI PASSU with all other capital stock of CellNet. There are no terms in the CellNet Preferred Stock, the Preferred Securities or the Guarantee that limit CellNet's ability to incur additional indebtedness or issue PARI PASSU preferred stock. As of September 30, 1999, CellNet had approximately $441.3 million of indebtedness outstanding and no preferred stock outstanding other than the CellNet Preferred Stock issued to Funding. CellNet has authorized the issuance of up to 15 million shares of preferred stock. The Indenture permits CellNet to incur substantial additional indebtedness and issue additional preferred stock. Any new indebtedness incurred by CellNet, any securities issued to refinance existing indebtedness and any future issuances of new series of CellNet preferred stock may prohibit or restrict the redemption of the CellNet Preferred Stock for cash, thus effectively prohibiting or restricting Funding's ability to redeem the Preferred Securities for cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Funding's restricted cash balances are invested in fixed income Treasury Strips having staggered maturities matching dividend payment dates of the Preferred Securities. Accordingly, changes in market interest rates have no effect on Funding's operating results, financial condition and cash flows.

    At September 30, 1999, Funding had $93.5 million of CellNet Preferred Stock, which is exchangeable into shares of CellNet Common Stock, at an exchange rate based on the exchange rate of the Preferred Securities. There exists no established public trading market for CellNet Preferred Stock. The risk of changes in fair market value of the underlying CellNet Common Stock, which is listed and trades on the Nasdaq National Market, is eliminated by the adjustable rate of exchange of shares of CellNet Preferred Stock. The CellNet Preferred Stock pays dividends in cash or additional shares of CellNet Preferred Stock sufficient to meet the dividend requirements on the Preferred Securities. Although changes in the fair market value of CellNet Common Stock have no effect on Funding's financial condition or results of operations, such changes may influence Funding's decision to redeem the Preferred Securities or a Preferred Security holder's decision to exchange those securities for CellNet Common Stock.

    The information below summarizes Funding's financial instruments exposed to market risks associated with fluctuations in interest rates as of September 30, 1999. The table presents principal cash flows and related interest rates by year of maturity for Funding's restricted cash and mandatorily Preferred Securities in effect at September 30, 1999 (in thousands). This information excludes the potential exercise of the relevant redemption features.

                                               YEAR OF MATURITY                                  TOTAL DUE
                             ----------------------------------------------------                   AT
                               1999       2000       2001       2002       2003     THEREAFTER   MATURITY    FAIR VALUE
                             --------   --------   --------   --------   --------   ----------   ---------   ----------
Restricted Cash-
  Fixed Rate...............   $1,937     $7,700     $3,850         --         --           --    $ 13,487      $12,866
  Average Rate.............     5.60%      5.60%      5.60%        --         --           --
Mandatorily Redeemable
Preferred Securities-
  Fixed Rate...............       --         --         --         --         --     $110,000    $110,000      $42,350
  Interest Rate............       --         --         --         --         --          7.0%

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

EXHIBIT NO.             EXHIBIT TITLE
-----------             -------------
        27.1            Financial Data Schedule
        99.1            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations of CellNet Data Systems, Inc.

    (b) REPORTS OF FORM 8-K

REPORT DATE             EVENT REPORTED
-----------             --------------
      10/27/99          CellNet Data Systems Reports on Efforts to Raise Additional
                        Capital

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              CELLNET FUNDING, L.L.C.

                                               BY: CELLNET DATA SYSTEMS, INC.
                                                     AS MANAGER

Date: November 15, 1999                                By:               /s/ DAVID L. PERRY
                                                  -----------------------------------------------
                                                                  David L. Perry
                                                VICE PRESIDENT AND CHIEF ADMINISTRATIVE OFFICER AND
                                                 ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                               AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT NO.             EXHIBIT TITLE
-----------             -------------
        27.1            Financial Data Schedule
        99.1            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations of CellNet Data Systems, Inc.